Form 10-K
period 1995-12-31
LIF
filed 1996-03-29
CIK 757642

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                                  FORM 10-K
          [X]  Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
                 For the Fiscal Year Ended December 31, 1995
       [  ]  Transition Report Pursuant to Section 13 or 15(a) of the
                       Securities Exchange Act of 1934
                       Commission File Number 0-15756

                                     LIF
           (Exact name of registrants as specified in its charter)

             California                                    94-2969720
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)

                  P. O. Box 130, Carbondale, Colorado 81623
                  (Address of principal executive offices)

                               (970) 963-8007
            (Partnership's telephone number, including area code)
         Securities registered pursuant to Section 12(b) of the Act:

                                    None

         Securities registered pursuant to Section 12(g) of the Act:

                    Units of Limited Partnership Interest
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES: [X]          NO: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Inapplicable.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                    LIF

                                FORM 10-K

                     FOR THE YEAR ENDED DECEMBER 31, 1995

                             TABLE OF CONTENTS

Item No.

Part I
   Item 1.  Business
   Item 2.  Properties
   Item 3.  Legal Proceedings
   Item 4.  Submission of Matters to a Vote of Security Holders

Part II
   Item 5.  Market for Partnership's Common Equity and Related
            Shareholders Matters
   Item 6.  Selected Financial Data
   Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations
   Item 8.  Financial Statements and Supplementary Data
   Item 9.  Change in and Disagreements with Accountants on
            Accounting and Financial Disclosure

Part III
   Item 10. Directors and Executive Officers of the Registrant
   Item 11. Executive Compensation
   Item 12. Security Ownership of Certain Beneficial Owners and Management
   Item 13. Certain Relationships and Related Transactions

Part IV
   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

Index to Consolidated Financial Statements and Supplemental
Consolidated Financial Statement Schedules                 F-1

PART I

ITEM 1.   BUSINESS

LIF (the "Partnership") is a limited partnership which was organized under the California Revised Limited Partnership Act on June 29, 1984. The Partnership was organized to acquire real properties, including commercial, residential and agricultural properties, located primarily within the western portion of the United States, and to make short-term loans and capital contributions to other limited partnerships formed to acquire or develop and operate one or more income-producing real properties. The Partnership was formed with the following principal investment objectives: (i) to provide the maximum possible cash distributions from operations, a substantial portion of which may not be taxable to the holders of units of limited partnership interest in the Partnership (the "Holders"); (ii) to provide for capital growth through appreciation in values; and (iii) to protect the Partnership's capital. The General Partner of LIF is Partners '85 (the "General Partner") a partnership whose General Partner is Landsing Equities Corporation.

The Partnership's business consists of a single segment -- acquisition and operation of one or more income-producing real properties and making short-term loans and capital contributions to operating entities formed to acquire or develop real properties. For a schedule of the Partnership's income and losses and assets, see Item 6, Selected Financial Data. The Partnership will not be engaged in the production of goods or the rendering of services. For a more specific discussion of the Partnership's operations and financial condition, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Partnership currently has an investment in Landsing Private Partnership-21 ("P-21") which owns one multi-family rental property, Prince Creek Partners ("PCP") which owns three residential rental properties, Thompson Creek Partners ("TCP") which owns one residential rental property, and Cattle Creek Development Partners ("CCP") which owns two retail rental properties. For financial reporting purposes the Partnership's investments are presented on a consolidated basis.

Results of the Partnership's operations depend primarily upon the successful operation of it's investment. The yields (return on capital) available on equity ownership of investments in income-producing and other types of real estate investments depend to a large extent upon the ability to lease or rent the property, the geographic location of the property, competition and other factors, none of which can be predicted with any certainty.

The Partnership has not engaged in research activities relating to the development or improvement of products or services. The Partnership has not made, nor does it anticipate making, during the succeeding fiscal year, any capital expenditures for environmental control facilities, nor does it expect any material effects upon capital expenditures, earnings or competitive position resulting from compliance with present federal, state or local environmental control provisions. The Partnership has no employees. All of the Partnership's operations are located in the United States.


ITEM 2.   PROPERTIES

A description of the income-producing properties which the Partnership owned at December 31, 1995 is as follows:
                                          Financial
                                          Occupancy            Average
                              Net         For The    Physical  Effective
                              Rentable    Year End   Occupancy Rental
Name & Location:              Type        Sq. Ft.    12/31/95  12/31/95   Rate
                                            (1)        (2)       (3)
                           ___________    _______     _______   _______  _____
Whistler Point Apartment   Residential    140,230       94%       97%     $ 9
Boise, ID

Valley View Business Park  Retail          20,750       86%       80%     $ 6
Glenwood Springs, CO

701 Cooper                 Commercial       3,937      100%      100%     $10
Glenwood Springs, CO

481 Mesa Verde             Residential      1,833      100%      100%     $ 8
Carbondale, CO

3901 Mountain Dr.          Residential      1,312      100%      100%     $11
Glenwood Springs, CO

0051 Badger Court          Residential      1,212      100%      100%     $11
Carbondale, CO

239 Crystal                Residential      1,425       91%      100%     $10
Carbondale, CO


(1) Expressed as a percentage, it compares the actual dollar amount of rent received with the dollar amount of rent which would be received if the property were fully leased.

(2) Physical occupancy denotes the percentage of net rentable square footage leased as of a certain date.

(3)Represents the average effective rental rates, per square foot, for the year ended December 31, 1995.


Each of the Partnership's properties is subject to substantial encumbrances. Reference is made to Schedule XI to the Financial Statements filed as part of this annual report for information regarding such encumbrances.

ITEM 3.   LEGAL PROCEEDINGS

The Partnership, through TCP, filed suit against a former tenant for unpaid rent. The suit was settled in favor of the Partnership. The Partnership received a judgment for $4,500.00.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of the limited partners (the "Limited Partners") through the solicitation of proxies or otherwise, during the fourth quarter of 1995.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS
          MATTERS

There is no established public trading market for the Units of Limited Partnership interest of the Partnership and there are substantial restrictions on the transferability of such Units imposed by federal and state securities laws and by the Limited Partnership Agreement.

The approximate number of record holders of Units of the Partnership as of January 1, 1996, is 969.

The Limited Partners of the Partnership are entitled to certain distributions under the Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership. Cash distributions of $15 per unit were paid on May 16, 1995 and October 20, 1995 to Limited Partners of record as of March 31, 1995 and September 30, 1995.

ITEM 6.   SELECTED FINANCIAL DATA
          FOR THE YEARS ENDED DECEMBER 31, 1995:
          (in thousands, except per Unit amount)
<CATION>
                                . . . . . . . . .DECEMBER 31. . . . . . . . .
                                  1995      1994       1993     1992     1991
                                 ______   ______     ______   ______   ______
Total Revenues                   $1,542   $1,361     $1,216   $1,157   $1,085
Net Income (Loss)                   (52)      27         58      (47)    (282)
Net Income (Loss) Per Unit<F1>       (4)       2          5       (4)     (22)
Total Assets                      9,076    8,153      7,318    7,385    7,495
Long-term Obligations - Net       6,897    5,591      4,406    4,489    4,560
Cash Distributions-Ltd Partners     385      385          0        0        0
Paid Per Unit <F1>                   30       30          0        0        0

(1)Based on a weighted average of 12,820 limited partnership units outstanding in 1995, 1994, 1993, 1992, and 1991.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Partnership was organized to acquire real properties, including commercial, residential and agricultural properties, located primarily within the western portion of the United States, and to make short-term loans and capital contributions to other limited partnerships formed to acquire or develop and operate one or more income-producing real properties.

The Partnership currently has an investment in Landsing Private Partnership-21 ("P-21") which owns one multi-family rental property, Prince Creek Partners ("PCP") which owns three residential rental properties, Thompson Creek Partners ("TCP") which owns one residential rental property, and Cattle Creek Development Partners ("CCP") which owns two retail rental properties. For financial reporting purposes the Partnership's investments are presented on a consolidated basis.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1995, the Partnership's consolidated cash balance totaled $556,000. Cash not required for current operations is placed in federally insured financial instruments, certificates of deposit, and money market funds which can be liquidated as needed. It is the Partnership's intention to maintain adequate cash reserves for its operations.

In addition to the cash, at December 31, 1995, the Partnership has invested $99,000 in various short-term federally insured certificates of deposit which matures on a date in excess of 90 days or 3 months from the date of purchase. Due to this characteristic, these deposits are classified as "short-term investments" rather than as "cash and cash equivalents".

During 1995, the Partnership experienced a net increase in cash and cash equivalents of $328,000. During this same period, the Partnership experienced a net decrease in short-term investments of $99,000. As of December 31, 1995, cash plus short-term investment totaled $655,000 versus a balance of $426,000 at December 31, 1994 for a net increase of $229,000. The Partnership made three Short-Term Loans during 1994.

On June 16, 1994, the Fund made a Short-Term Loan in the principal amount of $136,711 to Prince Creek Partners, a Colorado limited partnership. PCP was organized to acquire three rental residential properties located in Carbondale and Glenwood Springs, Colorado. The Fund also made a capital contribution to PCP in the amount of $10,000 and became a co-General Partner of PCP. As a co-General Partner of PCP, the Fund will be allocated 95% of all profits, losses and cash distributions of PCP as long as the Short-Term Loan remains outstanding. Upon repayment of the loan, the Fund will receive 1% of profits and losses and 1% of cash distribution. The Short-Term Loan currently bears interest at the rate of 5.81% per annum, and was due and payable on March 16, 1995, with the option of exercising six (6) 3-month extensions. Maturity of this loan has been extended by PCP to June 16, 1996. Each three month extension requires a payment of an extension fee in the amount of $820 and an adjustment to the interest rate (index rate plus 2%). As of December 31, 1995, the properties owned by PCP were 100% occupied.

On August 29, 1994, the Fund made a Short-Term Loan in the principal amount of $443,906 to Cattle Creek Development Partners, a Colorado limited partnership. CCP was organized to acquire two rental commercial properties located in Glenwood Springs, Colorado. The Fund also made a capital contribution to CCP in the amount of $10,000 and became a co-general partner of CCP. As a co-general partner of CCP, the Fund will be allocated 95% of all profits, losses and cash distributions of CCP as long as the Short-Term Loan remains outstanding. Upon repayment of the loan, the Fund will receive 1% of profits and losses and 1% of cash distribution. The Short-Term Loan currently bears interest at the rate of 5.81% per annum, and was due and payable on May 29, 1995, with the option of exercising six (6) 3-month extensions. Maturity of this loan was extended by CCP to August 29, 1996. Each three month extension requires a payment of an extension fee in the amount of $2,510 and an adjustment to the interest rate (index rate plus 2%). As of December 31, 1995, one of the properties owned by CCP was 100% occupied, while the other property owned by CCP was 80% occupied. During 1995, additional short term loan draws in the amount of $476,000 were made by the Fund to CCP for the purpose of remodeling one of the properties owned by CCP.

On September 20, 1994, the Fund made a Short-Term Loan in the principal amount of $51,300 to Thompson Creek Partners, a Colorado limited partnership. TCP was organized to acquire one rental residential property located in Carbondale, Colorado. The Fund also made a capital contribution to TCP in the amount of $5,000 and became a co-general partner of TCP. As a co-general partner of TCP, the Fund will be allocated 95% of all profits, losses and cash distributions of TCP as long as the Short-Term Loan remains outstanding. Upon repayment of the loan, the Fund will receive 1% of profits and losses and 1% of cash distribution. The Short-Term Loan currently bears interest at the rate of 5.81% per annum, and was due and payable on March 20, 1995, with the option of exercising six (6) 3-month extensions. Maturity of this loan has been extended by TCP to September 20, 1996. Each three month extension requires a payment of an extension fee in the amount of $1,326 and an adjustment to the interest rate (index rate plus 2%). As of December 31, 1995, the property owned by TCP was 100% occupied.

For financial reporting purposes, results for PCP, CCP and TCP have been shown on a consolidated basis.

RESULTS OF OPERATIONS

The Partnership's revenues for the year ended December 31, 1995 have improved compared to 1994 and 1993. Rental revenues were $1,542,000 in 1995, an increase of $210,000 or approximately 16% from 1994. Rental revenues were $1,332,000 in 1994, an increase of $159,000 or approximately 14% from 1993. These improvements are the result of consistently high occupancy levels and continuing increases in rental rates at the Whistler Point Luxury Apartments, as well as increased revenues from investments in real property acquired during 1994.

Operating expenses were $643,000 in 1995, an increase of $104,000 or 19% from 1994. Operating expenses were $539,000 in 1994, an increase of $91,000 or 21% from 1993. This increase is a result of acquiring new properties during 1994 and the related operating costs.

Net operating income of the properties (rental revenue less operating expenses) was $899,000 in 1995, an increase of $107,000 or 14% from 1994. Management believes net operating income is the best indication of the properties performance.

Interest income decreased 14% in 1995 from 1994 levels. The decline was due to the decrease in the Partnership's short term investments and cash equivalents.

Interest expense increased 42% in 1995 from 1994 levels due to new loans associated with the real property investments acquired during 1994. Interest expense increased in 1994 from 1993, also due to the acquisition of new properties in 1994.

Entity level general and administrative expenses, exclusive of that at the property level, decreased 33% in 1995 from 1994, after a 3% increase in 1994 versus 1993. The decrease resulted from lower costs of managing the Partnership.

The net loss for the Partnership was $52,000 in 1995, a decrease of $79,000 from a net income of $27,000 in 1994. The net income of the Partnership of $27,000 in 1994 was a decrease of $31,000 from the net income of $58,000 in 1993. These decreases are a result of acquiring new properties in 1994 and the related increased depreciation and interest expense amounts.

OCCUPANCY

Occupancy at all of the Fund's properties remain high in 1995. As of December 31, 1995, occupancy at Whistler Point Apartments was 97%. This occupancy, despite new competition, is expected to remain stable through 1996. Occupancy at properties owned by PCP, CCP and TCP was 100% as of December 31, 1995, with the exception of the Valley View Commercial Center where occupancy was 80%. This is expected to rise to 100% as the remodel is completed in early 1996. It is expected that all Partnership properties will maintain stable occupancy during 1996.

DISTRIBUTIONS

Cash distributions of $15.00/unit were paid on May 16, 1995 and October 20, 1995. The Partnership anticipates the first distribution for 1996 will be paid to the partners of record as of March 31, 1996 on or about April 30, 1996.

INFLATION

The effect of inflation on the Partnership's operations have been no greater than the effect on the economy as a whole. Because of competitive conditions, market rate rents may increase or decrease disproportionately with inflation while property operating costs continue to follow inflationary trends. Inflationary conditions are not expected to have a major impact on the Partnership during 1996.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained at page F-1 following in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The General Partner of the Partnership is Partners '85, which has sole responsibility for all aspects of the Partnership's operations. Partners '85 is a limited partnership, whose General Partner is Landsing Equities Corporation, a California corporation.

Landsing Equities Corporation was incorporated in California in 1983. It is a wholly-owned subsidiary of The Landsing Corporation which has acted as a sponsor of real estate investment programs, providing property acquisition and management services.

Gary K. Barr is the Director and President of Landsing Equities Corporation. His principal occupation during the last five years or more, and certain other affiliations are set forth below:

Gary K. Barr. Mr. Barr serves as Chairman and Chief Executive Officer of Pacific Coast Capital and has served as President and Director of Landsing Pacific Fund from its inception in November, 1988 to July, 1992. Mr. Barr received a Bachelor of Science degree in Mechanical Engineering from Oklahoma State University in 1967 and a Master of Business Administration degree from the Stanford University Graduate School of Business in 1972. Mr. Barr serves on the Board of Governors of the National Association of Real Estate Investment Trusts and on its Editorial Board. Mr. Barr has served as President of the California Chapter of the Real Estate Securities and Syndication Institute of the National Association of Realtors ("RESSI"), which has awarded him the designation of Specialist in Real Estate Securities. Since 1983, he has served on the Board of Directors of Silicon Valley Bancshares. In 1989 he authored the book J.K. Lasser's "Real Estate Investment Guide" published by Prentice Hall.

ITEM 11.  EXECUTIVE COMPENSATION

The Director and President of Landsing Equities Corporation does not receive compensation from the Partnership. However, the General Partner, Partners '85, has contracted with Pacific Coast Capital, an affiliate, for the provision of certain asset management and administrative services. During 1995, Pacific Coast Capital received management fees of $103,000, which were determined based on expenses incurred in order to operate the Partnership. In addition, Pacific Coast Capital was paid $28,000 for property management services. These property management fees were based on 2% of the monthly property revenues received from Whistler Point Apartments. See Item 13, Certain Relationships and Related Transactions for further information.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No persons or groups are known by the Partnership to hold more than 5% of the Units of limited partnership of the Partnership. The General Partner is not a direct or beneficial owner of Units of limited partnership. The General Partner knows of no arrangement, including any pledge by any person of securities of the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has agreements with The Landsing Corporation and one of its affiliates, Pacific Coast Capital, pursuant to which the Partnership has paid various fees and compensation to these companies.

The Partnership has entered into a property management agreement with Pacific Coast Capital for the management of the Partnership's property. During 1995, the Partnership paid Pacific Coast Capital $28,000 for property management and leasing services.

The Partnership has retained Pacific Coast Capital to serve as advisor and to manage the day-to-day operations of the Partnership. Pacific Coast Capital is to perform these services based on reimbursement of costs incurred but in no case are these to exceed those which the Partnership would have to pay independent parties for comparable services. During 1995, the Partnership paid Pacific Coast Capital expense reimbursements of $103,000.

For information concerning the agreements between the Partnership and the affiliates of The Landsing Corporation, see Note 2 of Notes to Financial Statements filed as part of this Annual Report.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.   Financial Statements
               See the Index on page F-1.

          2.   Financial Statement Schedules
               See the Index on page F-1.

          3.   Exhibits
               See the Exhibit Index which immediately precedes the Exhibits filed with this Report.

     (b) No reports were filed by the Partnership on Form 8-K during the fourth quarter ended December 31, 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LIF

                               By: Partners '85

                               By: Landsing Equities Corporation,
                                   General Partner

March 29, 1996                 By:  /s/ Gary K. Barr
                                    GARY K. BARR, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

March 29, 1996                       /s/ Gary K. Barr
                                     GARY K. BARR, President and Director
                                     Landsing Equities Corporation
                                     (Principal Executive Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No Annual Report or Proxy material has been sent to Partnership's security holders. An Annual Report will be furnished to such security holders subsequent to the filing of Partnership's Annual Report on Form 10-K, and, when so sent, Partnership shall furnish copies of such material to the Commission.

LIF

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL
CONSOLIDATED FINANCIAL STATEMENT SCHEDULES INCLUDED IN THE FORM 10-K
__________________________________________________________________________

Report of Independent Accountants                         F-2

Financial Statements:

Consolidated Balance Sheets, December 31, 1995 and 1994   F-3

Consolidated Statements of Operations for the Years
Ended December 31, 1995, 1994 and 1993                    F-4

Consolidated Statements of Changes in Partners' Equity
for the Years Ended December 31, 1995, 1994 and 1993      F-5

Consolidated Statements of Cash Flows for the Years
Ended December 31, 1995, 1994 and 1993                    F-6

Notes to Consolidated Financial Statements                F-7

Supplemental Consolidated Financial Statement Schedules:

Schedule X - Supplementary Consolidated Income Statement
Information for the Years Ended December 31, 1995,        S-1
1994 and 1993

Schedule XI - Real Estate and Accumulated Depreciation
for the Year Ended December 31, 1995                      S-2

REPORT OF INDEPENDENT ACCOUNTANTS
_____________________________________________________________________________

To the General Partner of LIF:

We have audited the accompanying consolidated financial statements and consolidated financial statement schedules of LIF and subsidiaries listed in the index on page F-1 of this Form 10-K as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LIF and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



DALBY, WENDLAND & CO., P.C.

Glenwood Springs, Colorado
March 22, 1996


LIF

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1995 AND 1994
(In thousands)
                                                    1995             1994
ASSETS                                           _______          _______
INVESTMENT IN REAL ESTATE:
Rental property                                  $10,267          $ 9,399
Accumulated depreciation                          (2,010)          (1,743)
Rental property - net                              8,257            7,656

CASH AND CASH EQUIVALENTS (including interest
bearing deposits of $548 in 1995 and $224 in 1994)   556              228

OTHER ASSETS:
Short-term investments                                99              198
Accounts receivable                                   15                0
Deferred loan costs, net of accumulated
 amortization of $135 in 1995 and $95 in 1994        132               56
Prepaid expenses                                      17               15
Total other assets                                   263              269

TOTAL                                            $ 9,076          $ 8,153

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Notes payable                                    $ 6,897          $ 5,591
Accounts payable                                      80               16
Accrued interest                                       0                1
Other liabilities                                    170              143
Total liabilities                                  7,147            5,751

PARTNERS' EQUITY                                   1,929            2,402

TOTAL                                            $ 9,076          $ 8,153


The accompanying notes are an integral part of the consolidated financial statements.


LIF

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(In thousands except per unit amounts)
                                         1995       1994      1993
REVENUES:
Rental                                  $1,542     $1,332    $1,173
Interest                                    25         29        43
Total revenues                           1,567      1,361     1,216

EXPENSES:
Interest                                   482        341       289
Operating                                  643        539       448
Depreciation and amortization              307        246       218
General and administrative                 187        208       203
Total expenses                           1,619      1,334     1,158

NET INCOME (LOSS)                       $ (52)     $   27    $   58

NET INCOME (LOSS) PER PARTNERSHIP UNIT  $  (4)     $    2    $    5


The accompanying notes are an integral part of the consolidated financial statements.


LIF

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(In thousands except per unit amounts)
                             ..LIMITED PARTNERS..
                                 NUMBER OF             GENERAL    TOTAL
                                 PARTNERSHIP           PARTNER    PARTNERS'
                                 UNITS        AMOUNT   AMOUNT     EQUITY

BALANCE, JANUARY 1, 1993         12,820       $2,825   $ (83)     $2,742
Net income - 1993                                 57       1          58

BALANCE, DECEMBER 31, 1993       12,820        2,882     (82)      2,800
Net income - 1994                                 27       0          27
Distribution - 1994                             (385)    (41)       (426)
Contributions - 1994                               0       1           1

BALANCE, DECEMBER 31, 1994       12,820        2,524    (122)      2,402
Net loss - 1995                                  (52)      0         (52)
Distribution - 1995                             (385)    (41)       (426)
Contributions - 1995                               0       5           5

BALANCE, DECEMBER 31, 1995       12,820       $2,087   $(158)     $1,929


The accompanying notes are an integral part of the consolidated financial statements.


LIF

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(In thousands)
                                                    1995    1994     1993
CASH FLOWS FROM OPERATING ACTIVITIES:            _______   ______   ______
Net income (loss)                                 $ (52)   $  27    $   58
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation                                        267      246       218

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and
notes receivable - affiliate                        (15)       7        (2)
Decrease (increase) in prepaid expenses
  and deposits                                       (2)     (15)        0
Increase (decrease) in accounts payable              64        1       (24)
Decrease in accrued interest                          0        0       (26)
(Decrease) increase in other liabilities            (50)      10         8
Net cash provided by (used in)
  operating activities                             (212)     276       232

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                               (868)  (1,915)      (11)
Short-term investments                                0        0      (961)
Proceeds from short-term investments                 99      688       175
(Distributions) contributions net                  (421)    (426)        0
Net cash used in investing activities            (1,190)  (1,653)     (797)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing                           5,707    1,312         0
Payments on notes payable                        (4,401)    (127)      (83)
Net cash provided by (used in)
financing activities                              1,306    1,185       (83)

Increase (decrease) in cash and cash equivalents    328     (192)     (648)
Cash and cash equivalents at beginning of year      228      420     1,068

Cash and cash equivalents at end of year        $   556   $  228    $   20


The accompanying notes are an integral part of the consolidated financial statements.


LIF

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per unit amounts)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - LIF (the "Partnership") is a limited partnership organized under the laws of the state of California for the purpose of investing in income properties and making short-term loan and capital contributions to operating entities formed to acquire or develop and operate one or more income producing real properties. The general partner is Partners '85 (the "General Partner"), a California limited partnership, whose general partner is Landsing Equities Corporation.
     LIF was formed in June 1984, and shall continue until December 31, 2034, unless sooner terminated.

     Investment In Real Estate Partnership - At December 31, 1995 and 1994, the Partnership was invested in Landsing Private Partnership ("P-21"), a wholly-owned real estate partnership. During 1994, the Partnership invested in three new entities; Prince Creek Partners ("PCP"), Cattle Creek Development Partners ("CCP") and Thompson Creek Partners ("TCP"), all of which are Colorado limited partnerships formed in 1994. The three new entities all acquired rental real estate in Colorado in 1994. The Partnership has a 95% profits and loss interest and cash distribution interest in PCP, CCP and TCP. Upon the occurrence of certain events, the Partnership's cash distributions interest is reduced to 1%. Additionally, the profits and loss interest is reduced to 1%. The other partners in PCP, CCP and TCP are affiliates of the general partner. For financial reporting purposes the Partnership consolidates the operations of P-21, PCP, CCP, and TCP with that of the Partnership. All significant intercompany transactions and balances have been eliminated. Minority interest was insignificant at December 31 1995 and 1994.

     Rental Property - Rental property is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives ranging from five to forty years. Major additions and betterments are capitalized at cost, while maintenance and repairs which do not improve or extend the life of the respective assets are expensed currently.
     When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any gain or loss on disposal is included in the results of operations.

     Deferred Loan Costs - Loan fees are deferred and amortized over the life of the related note payable.

     Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

     Short-Term Investments - The Partnership invests in short-term federally insured certificates of deposits which mature on a date in excess of three months from the date of purchase. The cost of these investments approximates market value.

     Income Taxes - No provision for federal or state income taxes has been made in the consolidated financial statements because these taxes are the obligation of the partners.

     Net Income (Loss) Per Partnership Unit is based on weighted average units outstanding of 12,820 in 1995, 1994 and 1993, after giving effect to net income (loss) allocated to the General Partner of $0 in 1995, $0 in 1994, and $1 in 1993. Cash distributions of $15 per unit were paid to holders of record as of March 31, 1995 and September 30, 1995, and March 31, 1994 and September 30, 1994. No distributions were paid in 1993 or 1992.

     Concentrations of Credit Risk - The Partnership's financial instruments that are exposed to concentrations of credit risk consist primarily of its cash and cash equivalents. The Partnership's cash and cash equivalents are in high-quality institutions with high credit ratings. This investment policy limits the Partnership's exposure to concentrations of credit risk.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

2.   RELATED PARTY TRANSACTIONS

     The Partnership has entered into agreements with Pacific Coast Capital. Advisory services for investment management, general and administrative and property management are provided by Pacific Coast Capital. The General Partner is an affiliate of Pacific Coast Capital. The related party transactions delineated in the Partnership Agreement with affiliates of the General Partner are as follows:

                                               1995      1994        1993
     General & Administrative Support Fees    $ 103     $ 105      $  190

     Property Management                      $  28     $  26      $   20

     In addition, as described in Note 1, the Partnership has invested in three new partnerships during 1994. The other partners in those partnerships are affiliates of the General Partner.


3.   RENTAL PROPERTY

     Rental property consists of the following:
                                                               1995      1994

     Land                                                   $ 1,751   $ 1,751
     Building and improvements                                8,516     7,648
     Total                                                  $10,267   $ 9,399

     The residential leases are generally for a term of one year or less or are on a month-to-month basis. Retail leases range from one to five years in length.

4.   NOTES PAYABLE
                                                               1995      1994
     First note payable bears interest at 8%,
     matures September 1, 2000, and is collateralized
     by Whistler Point Apartments. The note requires
     monthly payments of principal and interest of $42
     per month.  In addition the note is guaranteed by
     the Landsing Corporation.                               $5,447    $4,327

     First note payable collateralized by the Valley View
     Business Park, with an interest rate of 8.25%, and
     monthly payments of $6, matures on August 29, 1996.        649       430

     Second note payable collateralized by the Valley View
     Business Park, with an interest rate of 8.5% and monthly
     payments of $2, matures on August 28, 2004.                202       229

     First note payable collateralized by 701 Cooper
     commercial building, with an interest rate of 8.25%
     and monthly payments of $1, matures on August 30, 1997.    193       194

     First note payable collateralized by residence at 481
     Mesa Verde, with an interest rate of 6.375% and monthly
     payments of $1, matures on July 1, 2024.                   109       110

     First note payable collateralized by residence at 3901
     Mountain Drive, with an interest rate of 8.25% and
     monthly payments of $1, matures on July 1, 2024.            86        87

     First note payable collateralized by residence at 0051
     Badger Court, with an interest rate of 8.79% and
     monthly payments of $1, matures on September 1, 2024.       93        94

     First note payable collateralized by residence at 239
     Crystal Road, with an interest rate of 9.0% and
     monthly payments of $1, matures on October 1, 2024.        118       120

                                             Total           $6,897    $5,591

     The Partnership paid interest of $482 in 1995, $340 in 1994, and $315 in 1993. The interest expense on the operating statement was calculated on the accrual basis, and therefore, will not match the interest amounts that were actually paid.

     Principal payments required in future years are as follows:

               1996               $  735
               1997                  281
               1998                   98
               1999                  105
               2000                5,128
               Thereafter            550

               Total              $6,897

5.   RENTAL PROPERTIES UNDER OPERATING LEASES

     Minimum future rents from rental properties under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 1995, are as follows:

               1996               $  175
               1997                  169
               1998                  149
               1999                   46
               2000                    0
               Total              $  539

6.   RECONCILIATION TO INCOME TAX BASIS OF ACCOUNTING

     The difference at December 31, 1995, 1994 and 1993, between the basis of accounting used in the accompanying consolidated financial statements and the income tax basis used to file the Partnership's federal income tax return are as follows:
                                                    1995     1994      1993

     Net income (loss)                           $  (52)   $   27    $   58
     Decrease resulted from:
      Consolidation of investments                 (218)     (123)      (64)
     Net income (loss) - tax basis               $ (270)   $  (96)   $   (6)

     Taxable income (loss) per
     Partnership unit in whole dollars           $  (21)   $   (7)   $   (1)

     Partners' equity                            $1,929    $2,402    $2,800
     Increase (decrease) results from:
      Sales commissions                           1,246     1,246     1,246
      Issuance and distribution costs               662       662       662
      Consolidation of investments               (1,367)   (2,310)   (2,230)
     Partners' equity - tax basis                $2,470    $2,000    $2,478


SCHEDULE X

LIF

SUPPLEMENTARY CONSOLIDATED INCOME STATEMENT INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(In thousands)
<CATPION>
                 Column A                           Column B
                   ITEM                    CHARGED TO COSTS AND EXPENSES
                                           1995        1994        1993

1.   Maintenance and repairs               $176       $ 139       $ 104

2a.  Depreciation                           267         224         205
2b.  Amortization of deferred expenses       40          22          13

3.   Property taxes                         146         129         119


As to items omitted, amounts did not exceed one percent of total revenue.


SCHEDULE XI
LIF
(A California limited partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995
(In thousands)
<CATPION>
                                  ....Initial Costs....
                                                                                  CONSOLI-
                                                         CAPITALIZED  CONSOLI-     DATED   ACCUMU-
                                         BLDG. &          SUBSEQ.TO    DATING    CARRYING   LATED
DESCRIPTION:        ENCUMBRANCES  LAND   IMPRVMNTS  TOTAL  ACQUIS.    ADJUSTMT.    COST    DEPREC.
                                                    (1)                           (3)(4)   (2)(5)
___________________    ______    ______   ______   ______  ______      ______     ______   ______
Whistler Point Apts
Boise, ID              $5,447    $1,351   $5,947   $7,298  $  568      $(122)     $7,744   $1,949
Date Acquired:
12/23/85

Valley View
Business Park
Glenwood Springs,CO       851       187      751      938     683        (15)      1,606       27
Date Acquired:
08/28/94

701 Cooper Bldg.
Glenwood Springs,CO       193        65      261      326       1         (6)        321        9
Date Acquired:
06/30/94

481 Mesa Verde
Carbondale, CO            109        45      113      158      11         (3)        166        8
Date Acquired:
06/30/94

3901 Mountain Dr.
Glenwood Spring,CO         86        30       95      125       2         (2)        125        5
Date Acquired:
06/30/94

0051 Badger Court
Carbondale, CO             93        40       95      135       2         (2)        135        5
Date Acquired:
08/31/94

239 Crystal Rd.
Carbondale, CO            118        33      138      171       2         (3)        170        7
Date Acquired:
07/31/94               ______    ______   ______   ______  ______      ______    _______   ______

TOTAL                  $6,897    $1,751   $7,400   $9,151  $1,269      $(153)    $10,267   $2,010


SCHEDULE XI
LIF

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995
(In thousands)

NOTES:

(1) The Partnership's policy is to invest in income producing real properties and make short-term loans and capital contributions to operating entities formed to acquire or develop and operate one or more income producing real properties. Costs incurred before completion of the development are included in building basis. Costs incurred after completion of the development projects and costs incurred subsequent to the purchase of completed projects are included as improvements.

(2) Depreciation is computed by the straight-line method on lives of five to forty years.

(3)  Balance, January 1, 1993                                      $   7,473
     Improvements capitalized subsequent to acquisition - net             11

     Balance, December 31, 1993                                        7,484
     Improvements capitalized subsequent to acquisition - net             62
     1994 Purchases                                                    1,853

     Balance December 31, 1994                                         9,399
     1995 Improvements - Net                                             868
     Balance December 31, 1995                                       $10,267

(4)  The aggregate cost at December 31, 1995 for
     federal income tax purposes                                     $10,267

(5)  Balance, January 1, 1993                                        $ 1,314
     Additions charged  to expense                                       205

     Balance, December 31, 1993                                        1,519
     Additions charged to expense                                        224

     Balance, December 31, 1994                                        1,743
     Additions charged to expense                                        267
     Balance December 31, 1995                                       $ 2,010

                        E X H I B I T   I N D E X

Exhibit Number in
Accordance with 601
of Regulation S-K              Exhibit Description
_____________________          ______________________________________________

   3.1                         Amended and Restated Certificate and
                               Agreement of Limited Partnership of
                               LIF, a California limited partnership,
                               filed as Exhibit 3 to Partnership's
                               Registration Statement No. 2-94509
                               on Form S-11, as amended, is incorporated herein by reference.

   3.2                         Assignment Agreement, filed as Exhibit
                               10.1 to Partnership's Registration
                               Statement No. 2-94509 on Form S-11, as
                               amended, is incorporated herein by
                               reference.

   10.1 Agreement of Limited Partnership for Cattle Creek Development Partners, Ltd. (Incorporated by reference to Form 8-K dated August 31, 1994)

   10.2 Promissory Note to LIF. (Incorporated by reference to Form 8-K dated August 31, 1994)

   10.3 Bill of Sale, along with the Closing and Settlement Agreement for the acquisition of Valley View Business Park. (Incorporation by reference to Form 8-K dated August 31, 1994)

   10.4 Promissory Note to Alpine Bank, along with related Deed of Trust. (Incorporated by reference to Form 8-K dated August 31, 1994)

   10.5 Promissory Note to Norman Overacker and Elaine Overacker, along with related Deed of Trust. (Incorporated by reference to Form 8-K dated August 31, 1994)

   10.6 Closing and Settlement Agreement for acquisition of 701 Cooper Avenue Building. (Incorporated by reference to Form 8-K dated August 31, 1994)

   10.7 Promissory Note to Alpine Bank, along with related Deed of Trust. (Incorporated by reference to Form 8-K dated August 31, 1994)