Form 10-K/A
period 1995-12-31
LIF
filed 1996-05-13
CIK 757642

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


LIF

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(In thousands)
                                                    1995    1994     1993
CASH FLOWS FROM OPERATING ACTIVITIES:            _______   ______   ______
Net income (loss)                                 $ (52)   $  27    $   58
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation                                        267      246       218

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and
notes receivable - affiliate                        (15)       7        (2)
Decrease (increase) in prepaid expenses
  and deposits                                       (2)     (15)        0
Increase (decrease) in accounts payable              64        1       (24)
Decrease in accrued interest                          0        0       (26)
(Decrease) increase in other liabilities            (50)      10         8
Net cash provided by (used in)
  operating activities                              212      276       232

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                               (868)  (1,915)      (11)
Short-term investments                                0        0      (961)
Proceeds from short-term investments                 99      688       175
(Distributions) contributions net                  (421)    (426)        0
Net cash used in investing activities            (1,190)  (1,653)     (797)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing                           5,707    1,312         0
Payments on notes payable                        (4,401)    (127)      (83)
Net cash provided by (used in)
financing activities                              1,306    1,185       (83)

Increase (decrease) in cash and cash equivalents    328     (192)     (648)
Cash and cash equivalents at beginning of year      228      420     1,068

Cash and cash equivalents at end of year        $   556   $  228    $   20


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