Form 10-Q
period 1996-03-31
LIF
filed 1996-05-15
CIK 757642

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


                     For Quarter Ended March 31, 1996

                     Commission File Number:  2-94509


                                    LIF
   (Exact name of registrant as specified in its governing instruments)


       California                                  94-2969720
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)               Identification Number)


                 P. O. Box 130, Carbondale, Colorado 81623
                 (Address of principal executive offices)


                              (970) 963-8007
           (Registrant's telephone number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes:  [ X ]     No:  [  ]

                      PART I.   FINANCIAL INFORMATION

                      ITEM 1.   FINANCIAL STATEMENTS

                                    LIF

     CONSOLIDATED BALANCE SHEETS, MARCH 31, 1996 AND DECEMBER 31, 1995
                                (Unaudited)
                          (Dollars in thousands)

                                                    1996         1995
ASSETS
INVESTMENTS IN REAL ESTATE:
Rental properties                                 $10,373    $   10,267
Accumulated depreciation                           (2,088)       (2,010)
Rental properties - net                             8,285         8,257

CASH AND CASH EQUIVALENTS (including interest bearing
 deposits of $505 in 1996 and $548 in 1995)           317           228


OTHER ASSETS:
Short-term investment                                   0            99
Accounts receivable                                    23            15
Prepaid expenses and deposits                          53            17
Deferred organization costs and loan costs (net of accumulated
 amortization of $142 in 1996 and $135 in 1995)       126           132
Total other assets                                    202           263

TOTAL                                             $ 8,993       $ 9,076

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Notes payable                                     $ 6,877       $ 6,897
Accounts payable                                       12            80
Other liabilities                                     189           170
Total liabilities                                   7,078         7,147

PARTNERS' EQUITY                                    1,915         1,929

TOTAL                                             $ 8,993       $ 9,076

See Financial Notes.


                                    LIF

                   CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                (Unaudited)
                  (In thousands except per share amounts)

                                                   1995     1994
REVENUE:
Rental                                            $ 382    $ 393
Interest                                             11       13
Total revenue                                       394      406

EXPENSE:
Interest                                            149      115
Operating                                           133      143
Depreciation and amortization                        84       69
General and administrative                           41       39
Total expense                                       407      366

NET INCOME (LOSS)                                 $ (13)    $ 40

NET INCOME (LOSS) PER PARTNERSHIP UNIT            $  (1)    $  3


See Financial Notes.

                                    LIF

          CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND
                     THE YEAR ENDED DECEMBER 31, 1995
                                (Unaudited)
                          (Dollars in thousands)
                         ..LIMITED PARTNERS..
                              NUMBER OF               GENERAL    TOTAL
                              PARTNERSHIP             PARTNER    PARTNERS'
                                UNITS       AMOUNT    AMOUNT     EQUITY

BALANCE, JANUARY 1, 1995       12,820      $ 2,524    $ (122)    $ 2,402
Net Loss - 1995                                (52)        0         (52)
Net Distribution - 1995                       (385)      (41)       (426)
Net Contribution - 1995                          0         1           0

BALANCE, DECEMBER 31, 1995     12,820      $ 2,087    $ (158)    $ 1,929
Net Loss                                       (13)        0         (13)

BALANCE, MARCH 31, 1996        12,820      $ 2,074    $ (158)    $ 1,915


See Financial Notes.

                                    LIF

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                (Unaudited)
                          (Dollars in thousands)


                                                      1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                    $(13)      $  40
Adjustments to reconcile net increase to net cash
 provided by operating activities:
Depreciation and amortization                          78          64

Change in operating assets and liabilities:
Increase in other liabilities                          19          36
Decrease in accounts payable                          (69)         (6)
Increase in accounts receivable                        (8)         (8)
Decrease in deferred expenses                           6           4
(Increase) decrease in prepaid expenses               (36)          4
Net cash provided by (used in) operating activities   (23)        134

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                 (106)        (19)
Net cash used in investing activities                (106)        (19)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable                              (20)        (26)
Net cash used by financing activities                 (20)        (26)

(Decrease) increase in cash and cash equivalents     (149)         89
Cash and cash equivalents at beginning of period      655         426
Cash and cash equivalents at end of period          $ 506       $ 515


See Financial Notes.


LIF

FINANCIAL NOTES
(Dollars in thousands)

The accompanying unaudited financial statements should be read in conjunction with the Partnership's 1995 Annual Report. These statements have been prepared in accordance with the instructions to the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1996 and 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

For purposes of the statement of cash flows, the Partnership considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalent. The Partnership paid interest of $149 and $115 for the three months ended March 31, 1996 and 1995, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

LIF (the "Partnership") is a California limited partnership. Operations commenced in November 1985.

The Partnership currently has an investment in Landsing Private Partnership-21 ("P-21") which owns one multi-family rental property, Prince Creek Partners ("PCP") which owns three residential rental properties, Thompson Creek Partners ({TCP") which owns one residential rental property, and Cattle Creek Development Partners ("CCDP") which owns two retail rental properties. For financial reporting purposes the Partnership's investments are presented on a consolidated basis.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Partnership's consolidated cash balance totaled $506,000. Cash not required for current operations is placed in federally insured financial instruments, certificates of deposit and money market funds which can be liquidated as needed. It is the Partnership's intention to maintain adequate cash reserves for its operations.

During the first quarter of 1996, the Partnership experienced a net decrease in cash of $50,000. During the same period, the Partnership experienced a decrease in short-term investments of $99,000. As of March 31, 1996, cash plus short-term investments totaled $506,000 versus a balance of $655,000 at December 31, 1995 for a net decrease of $149,000. The General Partner expects Partnership operations to remain stable for the remainder of the year.

RESULTS OF OPERATIONS

The Partnership's operating results for the first quarter of 1996 have shown a slight decline as compared to that of 1995. Revenues have decreased 3% as compared to 1995. Operating expenses have increased 11% in 1996 as a result of higher interest expense amounts. Interest expense has increased 30% from 1995 to 1996 as a result of the additional debt associated with the remodel of the Valley View Business Center, and the new loan on the Whistler Point Apartments.

OCCUPANCY

As of March 31, 1996, occupancy at Whistler Point Apartments was 92%. This occupancy, despite new competition, is expected to remain stable through 1996. Occupancy at properties owned by PCP, CCDP and TCP was 100% as of March 31, 1996, except for the Valley View Business Center. Valley View is in the process of rent up after the remodel. The occupancy at March 31, 1996 was 72%. It is expected that all Partnership properties will maintain stable occupancy during 1996.

DISTRIBUTIONS

The Partnership has reinstated a policy of semi-annual distributions. The General Partner has declared a distribution of $15.00 per unit, payable to unit holders of record as of June 1, 1996.

INFLATION

The effects of inflation on the Partnership's operations have been no greater than the effect on the economy as a whole. Because of competitive conditions, market rate rents may increase or decrease disproportionately with inflation while property operating costs continue to follow inflationary trends. Inflationary conditions are not expected to have a major impact on the Partnership during 1996.

PART II.  OTHER INFORMATION

All items in Part II have been omitted since they are inapplicable or the answer is negative.


                                SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              L I F

Date: May 10, 1996            /s/ Gary K. Barr
                              Gary K. Barr, President & Director
                              Landsing Equities Corporation
                              Managing Partner of the General Partner,
                                Partners '85