Form 10-Q
period 1996-06-30
LIF
filed 1996-08-15
CIK 757642

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549


              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


                       For Quarter Ended June 30, 1996

                      Commission File Number:  0-15766


                                     LIF
    (Exact name of registrant as specified in its governing instruments)


       California                                  94-2969720
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

                           Yes:  [X]        No: [  ]

                       PART I.   FINANCIAL INFORMATION

                       ITEM 1.   FINANCIAL STATEMENTS

                                     LIF

CONSOLIDATED BALANCE SHEETS, JUNE 30, 1996 AND DECEMBER 31, 1995 (Unaudited)
                           (Dollars in thousands)

                                              June 30,  December 31,
                                                1996       1995
ASSETS
INVESTMENTS IN REAL ESTATE:
Rental properties                            $10,894      $10,267
Accumulated depreciation                      (2,148)      (2,010)
Rental properties - net                        8,746        8,257

CASH AND CASH EQUIVALENTS
(including interest bearing deposits of
 $379 in 1996 and $548 1995)                     391          556


OTHER ASSETS:
Short-term investment                              0           99
Accounts receivable                               70           15
Prepaid expenses and deposits                     86           17
Notes receivable                                 185            0
Deferred organization costs and loan costs
(net of accumulated amortization of $20 in
1996 and $135 in 1995)                           116          132
Total other assets                               457          263

TOTAL                                        $ 9,594      $ 9,076


LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Notes payable                                $ 7,489     $  6,897
Accounts payable                                  48           80
Other liabilities                                207          170
Total liabilities                              7,744        7,147

PARTNERS' EQUITY                               1,851        1,929

TOTAL                                        $ 9,594     $  9,076


See Financial Notes.

                                     LIF

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                   (In thousands except per unit amounts)

                               Three Months Ended  Six Months Ended
                                    June 30             June 30
                                 1996     1995       1996    1995
REVENUE:
Rental                           $ 366    $ 384      $ 748  $ 777
Interest                            10       12         21     25
Total revenue                      376      396        769    802


EXPENSE:
Interest                           172      119        321    234
Operating                          157      173        290    316
Depreciation and amortization      102       69        186    138
General and administrative          47       65         88    104
Total expense                      478      426        885    792


Net Income (loss)
  -before property sale          $(102)   $ (30)     $(116)  $ 10

Gain-property sale                  35        0         35      0

NET INCOME (LOSS)                $ (67)   $ (30)     $ (81)  $ 10

NET INCOME PER
  PARTNERSHIP UNIT               $  (5)   $  (2)     $  (6)  $  1

See Financial Notes.



                                     LIF

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
          FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND THE YEAR ENDED
                        DECEMBER 31, 1995 (Unaudited)
                           (Dollars in thousands)

                     ..LIMITED PARTNERS..
                          NUMBER OF      GENERAL    TOTAL
                         PARTNERSHIP     PARTNER    PARTNERS'
                            UNITS        AMOUNT     AMOUNT      DEFICIT
BALANCE, JANUARY 1, 1995    12,820        $2,524     (122)      $2,402
Net loss - 1995                              (52)       0          (52)
Distributions - 1995                        (385)     (41)        (426)
Contributions - 1995                           0        5            0

BALANCE, DECEMBER 31, 1995  12,820         2,087     (158)       1,929
Net loss                                     (81)       0          (81)
Contributions - 1996                           0        3            3

BALANCE, JUNE 30, 1996      12,820        $2,006    $(155)      $1,851

See Financial Notes.


                                     LIF

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (Unaudited)
                           (Dollars in thousands)

                                                    1996     1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                   $(81)    $ 10
Adjustments to reconcile net loss to net cash
 provided  by operating activities:
Depreciation and amortization                        138      130

Change in operating assets and liabilities:
Increase in accounts receivable                      (55)     (14)
Increase in other liabilities                         37       13
Increase (decrease) in accounts payable              (33)      89
Increase in prepaid expenses                         (69)     (11)
(Increase) decrease in deferred expenses              16     (102)
Net cash provided (used) by operating activities     (47)     115

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in notes receivable                        (185)       0
Sale of property                                     340        0
Investor Distributions                                 0     (214)
Contributions                                          3        0
Capital expenditures                                (967)     (97)
Net cash used in investing activities               (809)    (311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note proceeds                                        755       50
Payment on notes payable                            (163)     (46)
Net cash provided by financing activities            592        4

Increase (decrease) in cash and cash equivalents    (264)    (192)
Cash and cash equivalents at beginning of period     655      426
Cash and cash equivalents at end of period         $ 391    $ 234

See Financial Notes.

                                     LIF

                               FINANCIAL NOTES
                           (Dollars in thousands)


1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accompanying unaudited financial statements should be read in conjunction with the Partnership's 1995 Annual Report. These statements have been prepared in accordance with the instructions to the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

  In the opinion of the general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1996 and 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

  For purposes of the statement of cash flows, the Partnership considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalent. The Partnership paid interest of $321 and $234 for the six months ended June 30, 1996 and 1995, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

LIF  (the  "Partnership")  is a California limited  partnership.   Operations
commenced in November 1985.

The Partnership currently has an investment in Landsing Private Fund-21 ("LPF-21") which owns one multi-family rental property, Prince Creek Partners ("PCP") which owns two residential rental properties, and Cattle Creek Development Partners ("CCDP") which owns two retail rental properties and Alpine Center Partners which has one retail building under redevelopment. For financial reporting purposes, the Partnership's investments are presented on a consolidated basis.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Partnership's consolidated cash balance totaled $391,000. Cash not required for current operations is placed in federally insured financial instruments and money market funds which can be liquidated as needed. It is the Partnership's intention to maintain adequate cash reserves for its operations.

During the first half of 1996, the Partnership experienced a net decrease in cash of $264,000. As of June 30, 1996, cash totaled $391,000 versus a balance of $655,000 at December 31, 1995 for a net decrease of $264,000. This decrease in cash reserves was a result of payments on notes payable and the new investment in Alpine Center Partners. The General Partner expects Partnership operations to remain stable for the remainder of the year.

RESULTS OF OPERATIONS

The Partnership's operating results for the first six months of 1996 are down slightly compared to that of 1995. Revenues have decreased 4% as compared to 1995. This is the result of one property sale and the re-leasing required at Valley View Business Center after its renovation. Additionally, operating expenses have increased 8%. Interest expense has increased 34% from 1996 to 1995 as a result of the refinancing of the Whistler Point mortgage. Revenues have decreased primarily due to increased competition in the Boise, Idaho luxury apartments market.

PROPERTY STATUS

During the second quarter, the residential property owned by Thompson Creek Partners was sold for $182,500.00 resulting in a net gain of $6,000. The three residential properties owned by PCP were placed on the market during the second quarter. One property sold, resulting in a net gain of $29,000, while the other two properties are under contract and are projected to close in the third quarter. There are outstanding contingencies on both these contracts and there can be no assurance that they will close.

The two properties owned by CCDP are expected to be sold or refinanced during the third quarter.

During the second quarter, the Partnership made a short term loan to Alpine Center Partners which is in the process of expanding and renovating a retail building.

OCCUPANCY

As of June 30, 1996 the Whistler Point Luxury Apartments were 91% leased. Occupancy is expected to remain at this level through the remainder of 1996. Occupancies for the CCDP properties, 701 Cooper and Valley View Business Center, were 100% and 75% respectively.

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

                              LIF

Date: August 14, 1996         /s/ Gary K. Barr
                              Gary K. Barr, President
                              The Landsing Corporation, Sole Shareholder
                                of Landsing Equities Corporation
                              Managing Partner of the General Partner,
                                Partners '85