Form 10-Q
period 1996-09-30
LIF
filed 1996-11-18
CIK 757642

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


        Quarterly Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


              For Quarter Ended September 30, 1996

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


                         (303) 963-8007
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  [ X  ]          No  [    ]

                      PART I.  FINANCIAL INFORMATION

                      ITEM 1.  FINANCIAL STATEMENTS

                               LIF

CONSOLIDATED BALANCE SHEETS, SEPTEMBER 30, 1996 AND DECEMBER 31,
                              1995
                           (Unaudited)
                         (In thousands)

                                           September 30, December 31,
                                                1996        1995
ASSETS
INVESTMENTS IN REAL ESTATE:
Rental properties                            $ 10,918      $10,267
Accumulated depreciation                       (2,208)      (2,010)
Rental properties - net                         8,710        8,257

CASH AND CASH EQUIVALENTS (including
 interest bearing deposits of $257 in
 1996 and $548 in 1995)                           262          556


OTHER ASSETS:
Short-term investment                               0           99
Accounts receivable                                24           15
Prepaid expenses and deposits                     121           17
Notes Receivable                                   54            0
Deferred organization costs and
 loan costs (net of accumulated amortization
 of $130 in 1996 and $135 in 1995)                112          132
Total other assets                                311          263

TOTAL                                         $ 9,283      $ 9,076

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Notes payable                                 $ 7,217      $ 6,897
Accounts payable                                   60           80
Other liabilities                                 234          170
Total liabilities                               7,511        7,147

PARTNERS' EQUITY                                1,772        1,929

TOTAL                                         $ 9,283      $ 9,076

See Financial Notes.


                               LIF

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
             (In thousands except per unit amounts)
                             Three Months Ended    Nine Months Ended
                                 September 30        September 30
                                  1996    1995        1996    1995
REVENUE:
Rental                           $393    $ 382       $1,141  $1,159
Interest                            6       10           27      35
Total revenue                     399      392        1,168   1,194

EXPENSE:
Interest                          160      139          481     373
Operating                         156      157          446     473
Depreciation and amortization      82       72          268     210
General and administrative         39       40          167     144
Total expense                     437      408        1,363   1,200

NET INCOME/(LOSS)
  BEFORE SALE OF REAL PROPERTY   $(38)   $ (16)      $ (195)  $  (6)

GAIN (LOSS) SALE OF REAL PROPERTY   0        0           40       0

NET INCOME (LOSS)                 (38)     (16)        (155)     (6)

NET INCOME/(LOSS) PER
  PARTNERSHIP UNIT               $ (3)    $ (1)      $  (12)  $ (.5)

See Financial Notes.


                               LIF

     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND
                THE YEAR ENDED DECEMBER 31, 1995
                           (Unaudited)
                     (Dollars in thousands)
                       ..LIMITED PARTNERS..
                            NUMBER OF              GENERAL   TOTAL
                           PARTNERSHIP             PARTNER   PARTNERS'
                              UNITS       AMOUNT   AMOUNT    DEFICIT
BALANCE, JANUARY 1, 1995     12,820       $2,524    $(122)    $2,402
Net loss - 1995                              (52)       0        (52)
Distributions - 1995                        (385)     (41)      (426)
Contributions - 1994                           0        5          5

BALANCE, DECEMBER 31, 1995   12,820       (2,087)    (158)     1,929
Net loss                                    (155)       0       (155)

BALANCE, SEPTEMBER 30, 1996  12,820       $1,932    $(158)    $1,772

See Financial Notes.


                               LIF

              CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                           (Unaudited)
                          (In thousands)
                                                    1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                 $(194)        $  (6)
Adjustments to reconcile net income to net cash
 provided by operating activities:
Depreciation and amortization                       268           198

Change in operating assets and liabilities:
Increase in accounts receivable                      (9)          (16)
Increase in prepaid expenses                       (104)          (35)
Increase in deferred expenses                        20          (101)
(Increase) Decrease in accounts payable             (21)           59
Increase in other liabilities                        64            37
Net cash provided by operating activities            24           136

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in notes receivable                        (54)            0
Short-term investments                                0           198
Capital expenditures                               (914)         (509)
Sale of investment property                         233             0
Net investor distributions                           (6)         (214)
Partner's Contributions                               3             5
Net cash used in investing activities              (738)         (520)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from financing                         990         1,311
Payment on notes payable                           (670)          (62)
Net cash provided (used) by financing activities    320         1,249

Increase (decrease) in cash and cash equivalents   (394)          865

Cash and cash equivalents at beginning of period    655           228

Cash and cash equivalents at end of period       $  262        $1,093

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

  In the opinion of the general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1996 and 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

  For purposes of the statement of cash flows, the Partnership considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalent. The Partnership paid interest of $481 and $373 for the nine months ended September 30, 1996 and 1995, respectively.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

LIF  (the  "Partnership")  is a California  limited  partnership.
Operations commenced in November 1985.

The Partnership currently has an investment in Landsing Private Fund-21 ("LPF-21") which owns one multi-family rental property; Cattle Creek Development Partners ("CCDP"), which owns two retail rental properties; and, Alpine Center Partners, which has one retail building under redevelopment. For financial reporting purposes, the Partnership's investments are presented on a consolidated basis.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Partnership's consolidated cash balance totaled $262,000. Cash not required for current operations is placed in federally insured financial instruments and money market funds which can be liquidated as needed. It is the Partnership's intention to maintain adequate cash reserves for its operations.

During the first nine months of 1996, the Partnership experienced a net decrease in cash of $295,000. During the same period, the Partnership experienced a net decrease in short-term investments of $99,000. As of September 30, 1996, cash plus short-term investments totaled $262,000 versus a balance of $655,000 at December 31, 1995 for a net decrease of $394,000. Primary uses of cash included capital expenditures of $914,000, principal payments on notes payable of $670,000, while sources of cash included proceeds from financing of $990,000. The General Partner expects Partnership operations to remain stable for the remainder of the year.

RESULTS OF OPERATIONS

The Results of Operations for 1996 are not comparable to 1995. The different number of properties operated cause comparisons of overall operations to be misleading. It is meaningful, however, to compare the operations of the property operated continuously during the first nine months of 1996 and 1995.

The following represents the operations of the property, Whistler
Point Luxury Apartments, held continuously during the first nine months of 1996 and 1995:

                                     1996      1995   % Change
     Rental Revenue                $  946    $  999      - 5%
     Operating Expense                402       414      - 3%
     Net Operating Income             544       585      - 7%

     Interest Expense              $  325    $  272       +19%


Overall revenues decreased 5% for the nine months ended September
30, 1996 relative to the same period in 1995. This decrease was due to more competition in the Boise, Idaho apartment market.

Property operating expenses decreased 3% for the nine months ended September 30, 1996 relative to the same period in 1995.
Interest expense increased from 1995 to 1996, due to the refinance of the first mortgage.

OCCUPANCY

As  of  September  30, 1996 the Whistler Point Luxury  Apartments
were  95%  leased.   Occupancy is expected to  remain  stable  to
slightly lower due to the increase in new available units in the Boise market.

As of September 30, 1996, Cattle Creek Development Partners' commercial properties of Valley View Business Park and 701 Cooper
Avenue Building were 83% and 100% leased, respectively.

The   Alpine  Center  retail  building  is  currently  under  re-
development with the initial lease-up scheduled to begin in the first quarter of 1997.

PROPERTY STATUS

The three residential properties owned by Prince Creek Partners were sold during the third quarter. The sale of these properties resulted in net gain to the Partnership of $34,000.

DISTRIBUTIONS

The  Partnership has a policy of semi-annual distributions.   The
General Partner has declared a distribution of $15.00 per unit, payable to unit holders of record as of September 30, 1996.

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

                   PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings
           None.

Item 2.   Changes in Securities
           None.

Item 3.   Defaults Upon Senior Securities
           None.

Item 4.   Submission of Matters to a Vote of Security Holders
           None

Item 5.   Other Information
           None

Item 6.   Exhibits and Reports on Form 8-K
          (a)  None
          (b) The Partnership filed no reports on Form 8-K during the quarter ended September 30, 1996.

                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LIF

Date: November 15, 1996   /s/ Gary K. Barr
                          Gary K. Barr, President
                           The Landsing Corporation, Sole Shareholder
                             of Landsing Equities Corporation
                             Managing  Partner of the General Partner,
                             Partners '85