Form 10-K
period 1996-12-31
LIF
filed 1997-04-22
CIK 757642

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549
                           FORM 10-K
     [X]  Annual Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
            For the Fiscal Year Ended December 31, 1996
   [  ]  Transition Report Pursuant to Section 13 or 15(a) of the
                  Securities Exchange Act of 1934
                   Commission File Number 0-15756

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

                                     LIF
                                  FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS
Item No.      Name of Item

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

The Partnership currently has an investment in Landsing Private Fund-21 ("P-21") which owns one multi-family rental property, Alpine Center Partners ("ACP") which owns one commercial rental property under construction; and Cattle Creek Development Partners ("CCDP") which owns two retail rental properties. For financial reporting purposes the Partnership's investments are presented on a consolidated basis.

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


ITEM 2. PROPERTIES

A description of the income-producing properties which the Partnership owned at December 31, 1996 is as follows:

                                             Financial
                                             Occupancy                 Average
                                  Net        For the      Physical    Effective
                                  Rentable   Year Ended   Occupancy    Rental
Name & Location      Type         Sq. Ft.    12/31/96     At 12/31/96   Rate
                                             <F1>         <F2>          <F3>
Whistler Point Apt   Residential  140,230     92%          89%          $ 9
Boise, Idaho

Valley View
Business Center
Glenwood Springs, CO      Retail   20,750     80%          90%          $ 6

701 Cooper
Glenwood Springs, CO  Commercial    2,937    100%         100%          $10

Alpine Center
Carbondale, CO        Commercial   21,783    <F4>         <F4>          <F4>

[FN]
<F1>
Expressed as a percentage, it compares the actual dollar amount of rent received with the dollar amount of rent which would be received if the property were fully leased.

<F2>
Physical occupancy denotes the percentage of net rentable square footage leased as of a certain date.

<F3>
Represents the average effective rental rates, per square foot, for the year ended December 31, 1996.

<F4>
Alpine Center was under construction as of December 31, 1996 and thus not available for occupancy. Initial occupancy of Phase I which contains 12,349 square feet occurred in February 1997.

Each of the Partnership's properties is subject to substantial encumbrances. Reference is made to Schedule XI to the Financial Statements filed as part of this annual report for information regarding such encumbrances.

ITEM 3. LEGAL PROCEEDINGS

The Partnership, through CCDP, has had suit filed against it by two tenants alleging loss of business during the re-development of CCDP's property.
No action has been taken by the Plaintiffs and CCDP is seeking to have the matter dismissed. CCDP's defense is being paid by its insurance carrier.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

No matter has been submitted to a vote of the limited partners (the
"Limited Partners") through the solicitation of proxies or otherwise, during the fourth quarter of 1996.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED SHAREHOLDERS MATTERS

There is no established public trading market for the Units of Limited
Partnership interest of the Partnership and there are substantial restrictions on the transferability of such Units imposed by federal and state securities laws and by the Limited Partnership Agreement.

The approximate number of record holders of Units of the Partnership as of January 1, 1997, is 951.

The Limited Partners of the Partnership are entitled to certain distributions under the Amended and Restated Certificate and Agreement of Limited
Partnership of the Partnership. A cash distribution of $15 per unit was paid on September 30, 1996 to Limited Partners of record as of September
15, 1996.

ITEM 6. SELECTED FINANCIAL DATA
       (In thousands, except per Unit amount)

                                      . . . . . . .DECEMBER 31 . . . . . . .
                                       1996    1995    1994    1993     1992
Total Revenues                     $  1,517  $1,542  $1,361  $1,216   $1,157
Net Income (Loss)                       136     (52)     27      58      (47)
Net Income (Loss) Per Unit<F1>          (11)     (4)      2       5       (4)
Total Assets                          9,864   9,076   8,153   7,318    7,385
Long-term Obligations - Net           7,960   6,897   5,591   4,406    4,489
Cash Distributions-Limited Partners     193     385     385       0        0
Paid Per Unit<F1>                        15      30      30       0        0

<F1>
Based on a weighted average of 12,820 limited partnership units outstanding in 1996, 1995, 1994, 1993, and 1992.


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

The Partnership currently has an investment in Landsing Private Fund-21 ("P-21") which owns one multi-family rental property, Alpine Center Partners ("ACP") which owns one commercial building under construction, and Cattle Creek Development Partners ("CCP") which owns two retail rental properties. For financial reporting purposes the Partnership's investments are presented on a consolidated basis.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996, the Partnership's consolidated cash balance totaled $388,000. Cash not required for current operations is placed in federally insured financial instruments, certificates of deposit, and money market funds which can be liquidated as needed. It is the Partnership's intention to maintain adequate cash reserves for its operations.

During 1996, the Partnership experienced a net decrease in cash and cash equivalents of $168,000. During this same period, the Partnership experienced a net decrease in short-term investments of $99,000. As of December 31, 1996, cash plus short-term investment totaled $388,000 versus a balance of $655,000 at December 31, 1995 for a net decrease of $267,000. The Partnership made one Short-Term Loan during 1996. The Partnership had two Short-Term Loans repaid in full and a third partially repaid in 1996.

The Short-Term Loan made to Prince Creek Partners, a Colorado limited partnership ("PCP"), was repaid in June 1996. The three rental residential property acquired by PCP were sold in 1996. The Partnership recognized a gain of $33,000 as a result of these sales.

The Short-Term Loan made to Thompson Creek Partners, a Colorado limited partnership ("TCP"), was repaid in June 1996. The rental residential property acquired by TCP was sold in 1996. The Partnership recognized a gain of $6,000 as a result of this sale.

The Short-Term Loan made to Cattle Creek Development Partners, a
Colorado limited partnership ("CCDP"), was partially repaid in December
1996. The remaining loan balance, including accrued and unpaid interest, as of December 31, 1996 was $550,000. The loan is currently past due and is thus in default. It is expected that the two commercial properties securing this loan will either be sold in 1997 or the remainder of the Short-Term Loan will be repaid. As of December 31, 1996, one of the properties owned by CCDP was 100% occupied, while the other property owned by CCDP was 90% occupied. Currently as a Co-General Partner of CCDP, the Partnership is allocated 99% of all the profits, losses and cash distributions of CCDP as long as the Short-Term Loan remains outstanding.

On June 3, 1996, the Partnership made a Short-Term Loan in the principal amount of $585,000 to Alpine Center Partners, a Colorado limited partnership ("ACP"). ACP was organized to acquire one commercial property located in Carbondale, Colorado. The property is currently undergoing renovation and expansion. The Partnership also made a capital contribution to ACP in the amount of $10,000 and became a Co-General Partner of ACP. As a Co-General Partner of ACP, the Partnership will be allocated 95% of all profits, losses and cash distributions of ACP as long as the Short-Term Loan remains outstanding. Upon repayment of the loan, the Partnership will receive 1% of profits and losses and 1% of cash distributions. A Short-Term Loan currently bears interest at the rate of 6.87% per annum and is due and payable on March 3, 1997, with the option of exercising five (5) three month extensions. Each three month extension requires a payment of an exercise fee in the amount of $3,410, and an adjustment to the interest rate (Index Rate plus 2%). As of December 31, 1996, the property owned by ACP was under construction and not available for occupancy. Occupancy of Phase I was achieved in February 1997.

For financial reporting purposes, results of operations for CCDP, TCP and ACP have been shown on a consolidated basis.

RESULTS OF OPERATIONS

The Partnership's revenues for the year ended December 31, 1996 have declined compared to 1995. Rental revenues were $1,483,000 in 1996, a decrease of $59,000 or approximately 4% from 1995. Rental revenues were $1,542,000 in 1995, an increase of $210,000 or approximately 16% from 1994. The decline in rental revenues in 1996 versus 1995 were the result of the sale of four properties in 1996, which properties were operational for the entire year in 1995. The improvement in revenues in 1995 as compared to 1994 was the result of the acquisition of four residential properties, which were only partially included in 1994's operation and improved operations at Whistler Point Apartments.

Operating expenses were $595,000 in 1996, a decrease of $48,000 or 7% from 1995. Operating expenses were $643,000 in 1995, an increase of $104,000 or 19% from 1994. The decrease in operating expenses in 1996 was the result of property sales during the year. Specifically, maintenance and repairs decreased 14%, and general and administrative costs decreased 12%. Other operating costs remained steady with 1995 levels. The increase of operating expenses in 1995 versus 1994 was the result of having more properties operating for the entire year in 1995 as compared to 1994.

Net operating income of the properties (rental revenue less operating expenses) was $888,000 in 1996, a decrease of $11,000 or 2% from 1995. Management believes net operating income is the best indication of the properties performance. The decrease of 4% was due to the sale of four residential properties in 1996 that were in operation for the entire year 1995.

Interest income decreased slightly in 1996. The decline was due to the decrease in the Partnership's short term investments and cash equivalents, and reduced interest rates.

Interest expense increased 16% in 1996 from 1995 levels due to average larger outstanding loan balances in 1996 and acquisition of Alpine Center. Interest expense increased in 1995 from 1994, due to the acquisition of new properties in 1994.

Entity level general and administrative expenses, exclusive of that at the property level, remained consistent in 1996 compared to 1995, after a 33% decrease in 1995 versus 1994.

The net loss for the Partnership was $136,000 in 1996, an increase of $59,000 from a net loss of $84,000 in 1995. The net loss of the Partnership of $52,000 in 1995 was a decrease of $79,000 from the net income of $27,000 in 1994. These decreases are a result of acquiring new properties in 1994 and 1996, and the related increased depreciation and interest expense amounts.

PROPERTY OPERATIONS


Residential Property - Four residential properties were sold in 1996 at a profit of $39,000 to the Partnership. The remaining residential property's, Whistler Point Apartments in Boise, Idaho, operations remained stable. In 1996, the Partnership continued to make capital improvements to the property to allow it to compete effectively with new competition. The Partnership is continuing this program in 1997. The Partnership anticipates that when this improvement program is completed, the property will be placed on the market for sale in 1998.

Commercial Property - The 701 Cooper Building remained 100% occupied during 1996. The Valley View Business Center improved its occupancy from 80% to 90% by year-end. As of March 31, 1997, the property is 99% occupied and leased. The Fund acquired the Alpine Center complex in 1996. The property is currently undergoing a renovation and expansion. Occupancy of Phase I occurred in February 1997. As of March 31, 1997, Phase I was 63% leased.

OCCUPANCY

Occupancy at all of the Partnership's properties remain high in 1996. As of December 31, 1996, occupancy at Whistler Point Apartments was 92%. This occupancy, despite new competition, is expected to remain stable through 1997. Occupancy at properties owned by CCDP was 90% as of December 31, 1996. It is expected that all Partnership properties will maintain stable occupancy during 1997.

DISTRIBUTIONS

A cash distribution of $15.00/unit was paid on September 30, 1996.

INFLATION

The effect of inflation on the Partnership's operations have been no greater than the effect on the economy as a whole. Because of competitive conditions, market rate rents may increase or decrease disproportionately with inflation while property operating costs continue to follow inflationary trends. Inflationary conditions are not expected to have a major impact on the Partnership during 1997.

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

ITEM 11. EXECUTIVE COMPENSATION

The Director and President of Landsing Equities Corporation does not receive compensation from the Partnership. However, the General Partner, Partners '85, has contracted with Pacific Coast Capital, an affiliate, for the provision of certain asset management and administrative services. During 1996, Pacific Coast Capital received management fees of $103,000, which were determined based on expenses incurred in order to operate the Partnership. In addition, Pacific Coast Capital was paid $25,000 for property management services. These property management fees were based on 2% of the monthly property revenues received from Whistler
Point Apartments.  See Item 13, Certain Relationships and Related
Transactions for further information.

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

The Partnership has entered into a property management agreement with Pacific Coast Capital for the management of the Partnership's property. During 1996, the Partnership paid Pacific Coast Capital $25,000 for property management and leasing services.

The Partnership has retained Pacific Coast Capital to serve as advisor and to manage the day-to-day operations of the Partnership. Pacific Coast Capital is to perform these services based on reimbursement of costs incurred but in no case are these to exceed those which the Partnership would have to pay independent parties for comparable services. During 1996, the Partnership paid Pacific Coast Capital expense reimbursements of $103,000.

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

 (b) No reports were filed by the Partnership on Form 8-K during the fourth quarter ended December 31, 1996.

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

                               LIF

                               By: Partners '85

                               By: Landsing Equities Corporation,
                                   General Partner

March 31, 1997                     By:  /s/ Gary K. Barr
                                       GARY K. BARR, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


March 31, 1997                         /s/ Gary K. Barr
                                      GARY K. BARR, President and Director
                                      Landsing Equities Corporation
                                      (Principal Executive Officer)

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

LIF

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL
CONSOLIDATED FINANCIAL STATEMENT SCHEDULES INCLUDED IN THE FORM 10-K

Report of Independent Accountants

Financial Statements:
Consolidated Balance Sheets, December 31, 1996 and 1995

Consolidated Statements of Operations for the Years Ended
  December 31, 1996, 1995 and 1994

Consolidated Statements of Changes in Partners' Equity for the Years
  Ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements

Supplemental Consolidated Financial Statement Schedules:
Schedule X - Supplementary Consolidated Income Statement
  Information for the Years Ended December 31, 1996, 1995 and 1994

Schedule XI - Real Estate and Accumulated Depreciation for the Year Ended December 31, 1996

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of LIF:

We have audited the accompanying consolidated financial statements and consolidated financial statement schedules of LIF and subsidiaries listed in the index on page F-1 of this Form 10-K as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LIF and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

DALBY, WENDLAND & CO., P.C.

Glenwood Springs, Colorado
March 13, 1997


LIF

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1996 AND 1995
(In thousands)
                                                      1996           1995
ASSETS

INVESTMENT IN REAL ESTATE:
Rental property                                    $11,871        $10,267
Accumulated depreciation                            (2,282)        (2,010)
Rental property - net                                9,316          8,257

CASH AND CASH EQUIVALENTS (including interest
 bearing deposits of $282 in 1996 and $548 in 1995)    388            556

OTHER ASSETS:
Short-term investments                                   0             99
Accounts receivable                                      9             15
Deferred loan costs, net of accumulated
 amortization of $174 in 1996 and $135 in 1995         122            132
Prepaid expenses                                        29             17
Total other assets                                     154            263

TOTAL                                              $ 9,864        $ 9,076

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Notes payable                                      $ 7,960        $ 6,897
Accounts payable                                        29             80
Other liabilities                                      194            170
Total liabilities                                    8,183          7,147

Minority Interest                                       75

PARTNERS' EQUITY                                     1,606          1,929

TOTAL                                              $ 9,864        $ 9,076

The accompanying notes are an integral part of the consolidated financial statements.

LIF

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(In thousands except per unit amounts)

                                           1996       1995       1994
REVENUES:
Rental                                   $1,483     $1,542     $1,332
Interest                                     34         25         29
Total revenues                            1,517      1,567      1,361

EXPENSES:
Interest                                    533        482        341
Operating                                   595        643        539
Depreciation and amortization               343        307        246
General and administrative                  218        187        208
Total expenses                            1,689      1,619      1,334

NET INCOME (LOSS) FROM OPERATIONS        $ (172)     $ (52)    $   27
GAIN FROM SALE OF REAL ESTATE                36          0          0
NET INCOME (LOSS)                        $ (136)     $ (52)    $   27

NET INCOME (LOSS) PER PARTNERSHIP UNIT
    General Partners                     $    0      $   0     $    0
    Limited Partners                        (11)        (4)         2

The accompanying notes are an integral part of the consolidated financial statements.

LIF

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(In thousands, except partnership units)
                                LIMITED PARTNERS
                                   NUMBER OF              GENERAL   TOTAL
                                  PARTNERSHIP             PARTNER   PARTNERS'
                                     UNITS      AMOUNT    AMOUNT    EQUITY
BALANCE, JANUARY 1, 1994             12,820     $2,882    $ (82)    $2,800
Net income - 1994                                   27        0         27
Distribution - 1994                               (385)     (41)      (426)
Contributions - 1994                                 0        1          1

BALANCE, DECEMBER 31, 1994           12,820      2,524     (122)     2,402
Net loss - 1995                                    (52)       0        (52)
Distribution - 1995                               (385)     (41)      (426)
Contributions - 1995                                 0        5          5

BALANCE, DECEMBER 31, 1995           12,820      2,087     (158)     1,929
Net loss - 1996                                   (136)       0       (136)
Distribution - 1996                               (192)     (22)      (214)
Contributions - 1996                                 0       27         20

BALANCE, DECEMBER 31, 1996  12,820              $1,759    $(153)    $1,606

The accompanying notes are an integral part of the consolidated financial statements.


LIF


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(In thousands)

                                                 1996        1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                             $  (136)    $   (52)   $   27
(Gain) loss on sale of property                   (36)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
Depreciation and amortization                     297         267       246

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable          6         (15)        7
Decrease (increase) in prepaid expenses
 and deposits                                     (12)         (2)      (15)
Increase (decrease) in accounts payable           (51)         64         1
(Decrease) increase in other liabilities           24         (50)       10
Net cash provided by operating activities         138         212       276

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                             (932)       (868)   (1,915)
Sale of investment property                       208           0         0
Proceeds from short-term investments               99          99       688
Net cash used in investing activities            (625)       (769)   (1,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing                           563       5,707     1,312
(Distributions) contributions net                (187)       (421)     (426)
Payments on notes payable                        (164)     (4,401)     (127)
Proceeds from sale of minority interest           107           0         0
Net cash provided by financing activities         319         885       759

Increase (decrease) in cash and
 cash equivalents                                (168)        328      (192)
Cash and cash equivalents at beginning of year    556         228       420

Cash and cash equivalents at end of year      $   388     $   556   $   228

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

Investment In Real Estate Partnership - At December 31, 1996 and 1995, the Partnership was invested in Landsing Private Fund ("P-21"), a wholly-owned real estate partnership, and CCDP, a Colorado limited partnership formed in 1994. The Partnership has a 99% profits and loss interest and cash distribution interest in CCDP. On the occurrence of certain events, the Partnership's cash distribution interest is reduced to 1%. Additionally, the profits and loss interest is reduced to 1%. The other partners in CCDP are affiliates of the General Partner. In 1995 and for a portion of 1996, the Partnership was also invested in Prince Creek Partners ("PCP") and Thompson Creek Partners ("TCP"). In
1996, the properties owned by these partnerships were sold and the partnerships terminated. During 1996, the Partnership invested into a new entity - Alpine Center Partners ("ACP"). The Partnership acquired rental real estate in Colorado in 1996. The Partnership has a 95% profits and loss interest and cash distribution interest in ACP. Upon the occurrence of certain events, the Partnership's cash distribution interest is reduced to 1%. Additionally, the profits and loss interest is reduced to 1%. The other partners in ACP are affiliates of the General Partner.
For financial reporting purposes, the Partnership consolidates the operations of P-21, PCP, CCDP, TCP and ACP with that of the Partnership. All significant intercompany transactions and balances have been eliminated. Minority interest was insignificant at December 31, 1996 and 1995.

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

Net Income (Loss) Per Partnership Unit is based on weighted average units outstanding of 12,820 in 1996, 1995 and 1994, after giving effect to net income (loss) allocated to the General Partner of $0 in 1996, $0 in 1995, and $0 in 1994. Cash distributions of $15 per unit were paid to holders of record as of September 30, 1996. Cash distributions of $30 per unit were paid to holders in 1995 and 1994.

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

Reclassifications - Certain amounts in the 1994 and 1995 financial Statements have been reclassified to conform to the 1996 presentation.

2. RELATED PARTY TRANSACTIONS

The Partnership has entered into agreements with Pacific Coast Capital. Advisory services for investment management, general and administrative and property management are provided by Pacific Coast Capital. The General Partner is an affiliate of Pacific Coast Capital. The related party transactions delineated in the Partnership Agreement with affiliates of the General Partner are as follows:

                                                1996      1995      1994

General and Administrative Support Fees        $ 103     $ 103     $ 105

Property Management                            $  25     $  28     $  26

In addition, as described in Note 1, the Partnership has invested in new partnerships during 1994 and 1996. The other partners in those partnerships are affiliates of the General Partner.

3. RENTAL PROPERTY

 Rental property consists of the following:

                                                1996      1995

Land                                         $ 1,922   $ 1,751
Building and improvements                      9,676     8,516
Total                                        $11,598   $10,267

 The residential leases are generally for a term of one year or less or are on a month-to-month basis. Retail leases range from one to five years in length.


4. NOTES PAYABLE
                                                             1996      1995
First note payable bears interest at 8%, matures
  September 1, 2000, and is collateralized by
  Whistler Point Apartments. The note requires monthly
  payments of principal and interest of $42 per month.
  In addition the note is guaranteed by the Landsing
  Corporation.                                             $5,373   $5,447

First note payable collateralized by the Valley View
  Business Park, with an interest rate of 9.00%, and
  monthly payments of $11, matures on December 10, 1998.    1,068      649

Second note payable collateralized by the Valley View
  Business Park, with an interest rate of 8.5% and monthly
  payments of $2, matures on August 28, 2004.                 199      202

First note payable collateralized by 701 Cooper commercial
  building, with an interest rate of 9.99% and monthly
  payments of $3, matures on October 7, 2001.                 324      193

First note payable collateralized by residence at 481 Mesa
  Verde,   with an interest rate of 6.375% and monthly
  payments of $1, matures on July 1, 2024.                      0      109

First note payable collateralized by residence at 3901
  Mountain Drive, with an interest rate of 8.25% and monthly
  payments of $1, matures on July 1, 2024.                      0       86

First note payable collateralized by residence at 0051 Badger
  Court, with an interest rate of 8.79% and monthly payments
  of $1, matures on September 1, 2024.                          0       93

First note payable collateralized by residence at 239 Crystal
  Road, with an interest rate of 9.0% and monthly payments of
  $1, matures on October 1, 2024.                               0     118

First note payable collateralized by Alpine Center, with
  an interest rate of 8.75% and monthly payments of $9,
  matures on June 3, 1997.                                    996       0

TOTAL                                                      $7,960  $6,897


The Partnership paid interest of $533 in 1996, $482 in 1995, and $340 in 1994.

Principal payments required in future years are as follows:

            1997         $ 1,118
            1998           1,169
            1999             363
            2000           5,168
            2001             142
            Total        $ 7,960

5. RENTAL PROPERTIES UNDER OPERATING LEASES

Minimum future rents from rental properties under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 1996, are as follows:

           1997            $ 185
           1998              162
           1999               76
           2000               32
           2001               24
          Total            $ 479


6. RECONCILIATION TO INCOME TAX BASIS OF ACCOUNTING

The difference at December 31, 1996, 1995 and 1994, between the basis of accounting used in the accompanying consolidated financial statements and the income tax basis used to file the Partnership's federal income tax return are as follows:


                                               1996        1995        1994
Net income (loss)                            $ (136)     $  (52)     $   27
Remove book (income) loss from partnership
  investments                                    96         (43)        (78)
Difference in book vs. tax loss from
  partnerships                                 (175)        (86)        (45)
Net income (loss) - tax basis                  (215)       (181)        (96)

Partners' equity                              1,732       1,929       2,402
Remove equity in partnership investments       (509)       (453)       (403)
Syndication costs                             1,906       1,906       1,906
Investment in partnerships                     (978)       (803)       (717)
Partners' equity - tax basis                  2,151       2,579       3,188


SCHEDULE X

LIF

SUPPLEMENTARY CONSOLIDATED INCOME STATEMENT INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(In thousands)


           Column A                              Column B
             ITEM                        CHARGED TO COSTS & EXPENSES
                                            1996     1995     1994
1.   Maintenance and repairs               $ 151    $ 176    $ 139

2a.  Depreciation                            304      267      224
2b.  Amortization of deferred expenses        39       40       22

3.   Property taxes                          146      146      129

4.   Utilities                                72       69

5.   General & Administrative                147      168

6.   Property Management                      57       58

As to items omitted, amounts did not exceed one percent of total revenue.


SCHEDULE XI

LIF
(A California limited partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996
(In thousands)
                                                           COST
                                                           CAPITALIZED
                                          INITIAL COST     SUBSE-    CONSOLI-  CONSOLI-
                                          BLDG. &          QUENT TO  DATED     DATED     ACCUMULATED
                          ENCUM-          IMPROVE-         ACQUI-    ADJUST-   CARRYING  DEPRECI-
                          BRANCES LAND    MENTS    TOTAL   SITION    MENT      COST      ATION
Whistler Point Apts.      $5,373  $1,351  $5,947   $7,298   $ 762    $ (122)   $ 7,938   $2,190
 Boise, ID
 Date Acquired: 12/23/85

Valley View Business Park  1,267     187     751      938     819       (15)     1,742       76
 Glenwood Springs, CO
 Date Acquired: 08/28/94

701 Cooper-Commercial        324      65     261      326       1        (6)       321       16
 Glenwood Springs, CO
 Date Acquired: 06/20/94

Alpine Center                996     410     326      736     861         0      1,597        0
 Carbondale, CO
 Date Acquired: 06/03/96

TOTAL                     $7,960  $2,013   $7,285   $9,298 $2,443    $ (143)   $11,598   $2,282


SCHEDULE XI
LIF

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996
(In thousands)

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