Form 10-Q
period 1997-03-31
LIF
filed 1997-05-16
CIK 757642

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

         Quarterly Report Under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

                  For Quarter Ended March 31, 1997
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


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIF
CONSOLIDATED BALANCE SHEETS, MARCH 31, 1997 AND DECEMBER 31, 1996
(Unaudited) (Dollars in thousands)
                                             March 31,         December 31,
                                                1997               1996
ASSETS
INVESTMENTS IN REAL ESTATE:
Rental properties                            $ 11,822           $ 11,598
Accumulated depreciation                       (2,358)            (2,282)
Rental properties - net                         9,464              9,316

CASH AND CASH EQUIVALENTS (including
  Interest bearing deposits of $261
  in 1997 and $282 in 1996)                       265                388

OTHER ASSETS:
Accounts receivable                                92                  9
Prepaid expenses and deposits                      63                 29
Deferred organization costs and loan costs
  (net of accumulated amortization of $181
   in 1997 and $174 in 1996)                      116                122
Total other assets                                271                160

TOTAL                                        $ 10,000            $ 9,864

LIABILITIES AND PARTNERS' EQUITY LIABILITIES:
Notes payable                                $  8,075            $ 7,960
Accounts payable                                   42                 29
Other liabilities                                 213                194
Total liabilities                               8,330              8,183

Minority Interest                                  75                 75

PARTNERS' EQUITY                                1,595              1,606

TOTAL                                        $ 10,000            $ 9,864

See Financial Notes.


LIF
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(Unaudited) (In thousands except per share amounts)
[CAPTION]

                                                1997               1996
[S]                                            [C]                [C]
REVENUE:
Rental                                         $ 439              $ 382
Interest                                           1                 11
Total revenue                                    440                394

EXPENSE:
Interest                                         160                149
Operating                                        163                133
Depreciation and amortization                     83                 84
General and administrative                        45                 41
Total expense                                    451                407

NET INCOME (LOSS)                              $ (11)             $ (13)

NET INCOME (LOSS) PER PARTNERSHIP UNIT:
             Limited Partners                     (1)                (1)
             General Partners                      0                  0
                                                -----              -----
                                                  (1)                (1)
[/TABLE]

LIF
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND
THE YEAR ENDED DECEMBER 31, 1996
(Unaudited)(Dollars in thousands)
                      ..LIMITED PARTNERS..
                           NUMBER OF              GENERAL     TOTAL
                          PARTNERSHIP             PARTNER     PARTNERS'
                            UNITS       AMOUNT    AMOUNT      DEFICIT
BALANCE, JANUARY 1, 1996    12,820      $2,087    $ (158)     $1,929
Net Loss - 1996                           (136)        0        (136)
Net Distribution - 1996                   (192)      (22)       (214)
Net Contribution - 1996                      0        27          27

BALANCE, DECEMBER 31, 1996  12,820      $1,759    $ (153)     $1,606
Net loss                                   (11)        0         (11)

BALANCE, MARCH 31, 1997     12,820      $1,748    $ (153)     $1,595

See Financial Notes.


LIF
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(Unaudited) (Dollars in thousands)
                                                1997               1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                              $ (11)             $ (13)
Adjustments to reconcile net increase to net cash
      provided by operating activities:
Depreciation and amortization                     76                 78

Change in operating assets and liabilities:
Increase in other liabilities                     19                 19
Increase (decrease) in accounts payable           13                (69)
Increase in accounts receivable                  (83)                (8)
Decrease in deferred expenses                      7                  6
Increase in prepaid expenses                     (34)               (36)
Net cash used in operating activities            (13)               (23)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                            (224)              (106)
Net cash used in investing activities           (224)              (106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Financing                          150                  0
Payment on notes payable                         (35)               (20)
Net cash provided by financing activities        115                (20)

Decrease in cash and cash equivalents           (123)              (149)
Cash and cash equivalents at beginning of period 388                655
Cash and cash equivalents at end of period     $ 265              $ 506

See Financial Notes.


LIF
FINANCIAL NOTES
(Dollars in thousands)

The accompanying unaudited financial statements should be read in conjunction with the Partnership's 1996 Annual Report. These statements have been prepared in accordance with the instructions to the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1997 and 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

For purposes of the statement of cash flows, the Partnership considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalent. The Partnership paid interest of $160 and $149 for the three months ended March 31, 1997 and 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

LIF (the "Partnership") is a California limited partnership. Operations commenced in November 1985.

The Partnership currently has an investment in Landsing Private Partnership-21 ("P-21") which owns one multi-family rental property, Cattle Creek Development Partners ("CCDP") which owns two retail rental properties, and Alpine Center Partners ("ACP") which owns one commercial property. For financial reporting purposes the Partnership's investments are presented on a consolidated basis.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Partnership's consolidated cash balance totaled $265,000. Cash not required for current operations is placed in federally insured financial instruments, certificates of deposit and money market funds which can be liquidated as needed. It is the Partnership's intention to maintain adequate cash reserves for its operations.

During the first quarter of 1997, the Partnership experienced a net decrease in cash of $123,000. As of March 31, 1997, cash plus short-term investments totaled $265,000 versus a balance of $388,000 at December 31, 1996 for a net decrease of $123,000. The General Partner expects Partnership operations to remain stable for the remainder of the year.

The Partnership's investment in Alpine Center Partners has completed construction of Phase I of its commercial building. Rent-up started February 1, 1997. Occupancy of this building was 56% at March 31, 1997. This property, while under construction, was the primary reason for increases in capital expenditures and notes payable.

RESULTS OF OPERATIONS

The Partnership's operating results for the first quarter of 1997 are similar to that of 1996. Revenues have increased 11% as compared to 1996. Operating expenses have increased 22% in 1997 as a result of bringing the new Alpine Center online. Interest expense has increased 7% from 1996 to 1997 as a result of the additional debt associated with the new construction of the Alpine Center.

OCCUPANCY

As of March 31, 1997, occupancy at Whistler Point Apartments was 98%. This occupancy is expected to remain stable through 1997. Occupancy at properties owned by CCDP and ACP was 88% and 54% respectively, as of March 31, 1997. Alpine Center is in the process of rent up after new construction. It is expected that all Partnership properties will maintain stable occupancy during 1997, with ACP achieving full rent-up by year end.

DISTRIBUTIONS

No distributions were declared or paid during the first quarter 1997.

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

                                 L I F

Date: May 12, 1997               /s/ Gary K. Barr
                                 Gary K. Barr, President & Director
                                 Landsing Equities Corporation
                                 Managing Partner of the General Partner,
                                 Partners '85