Form 10-Q
period 1997-06-30
LIF
filed 1997-08-18
CIK 757642

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

               Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                       For Quarter Ended June 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes   [X]                 No    [  ]


PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

LIF

CONSOLIDATED BALANCE SHEETS, JUNE 30, 1997 AND DECEMBER 31, 1996
(Unaudited) (Dollars in thousands)
                                              June 30,       December 31,
                                                1997             1996
ASSETS
INVESTMENTS IN REAL ESTATE:
Rental properties                             $ 11,638        $ 11,598
Accumulated depreciation                        (2,437)         (2,282)
Rental properties - net                          9,201           9,316

CASH AND CASH EQUIVALENTS (including
  interest bearing deposits of
  $211 in 1997 and $282 1996)                      218             388

OTHER ASSETS:
Accounts receivable                                593               9
Prepaid expenses and deposits                       97              29
Deferred organization costs and
  loan costs (net of accumulated
  amortization of $188 in 1997
  and $174 in 1996)                                108             122
Total other assets                                 798             160

TOTAL                                         $ 10,217         $ 9,864

LIABILITIES AND PARTNERS' EQUITY LIABILITIES:
Notes payable                                 $  8,285        $  7,960
Accounts payable                                   106              29
Other liabilities                                  255             194
Total liabilities                                8,646           8,183

Minority Interest                                   75              75

PARTNERS' EQUITY                                 1,496           1,606

TOTAL                                         $ 10,217        $  9,864

See Financial Notes.


LIF

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands except per unit amounts)
                                Three Months Ended       Six Months Ended
                                   June 30                    June 30
                                1997          1996       1997        1996
REVENUE:
Rental                          $ 437        $ 366       $ 876      $ 748
Interest                            0           10           1         21
Total revenue                     437          276         877        769

EXPENSE:
Interest                          203          172         363        321
Operating                         175          157         338        290
Depreciation and amortization      87          102         170        186
General and administrative         71           47         166         88
Total expense                     536          478         987        885

Net Income (loss)
  -before property sale         $ (99)       $(102)      $(110)     $(116)

Gain-property sale                  0           35           0         35

NET INCOME (LOSS)               $ (99)       $ (67)      $(110)     $ (81)

NET LOSS PER PARTNERSHIP UNIT
     Limited Partners              (5)          (5)         (9)        (6)
     General Partners               0            0           0          0
                                   (5)          (5)         (9)        (6)

See Financial Notes.


LIF

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND THE YEAR ENDED
DECEMBER 31, 1996 (Unaudited) (Dollars in thousands)

                              LIMITED PARTNERS
                              NUMBER OF                GENERAL    TOTAL
                              PARTNERSHIP              PARTNER    PARTNERS'
                              UNITS          AMOUNT    AMOUNT     EQUITY
BALANCE, JANUARY 1, 1996      12,820         $2,087    $(158)      $1,929
Net loss - 1996                                (136)       0         (136)
Distribution 1996                              (192)     (22)        (214)
Contributions 1996                                0       27           27

BALANCE, DECEMBER 31, 1996    12,820          1,759     (153)       1,606
Net loss - 1997                                (110)       0         (110)

BALANCE, JUNE 30, 1997        12,820         $1,649    $(153)      $1,496

See Financial Notes.


LIF

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
 (Unaudited) (Dollars in thousands)

                                                      1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                   $  (110)    $  (81)
Adjustments to reconcile net loss to net cash
  provided  by operating activities:
Depreciation                                            155        138

Change in operating assets and liabilities:
Increase in accounts receivable                        (584)       (55)
Increase in other liabilities                            61         37
Increase (decrease) in accounts payable                  77        (33)
Increase in prepaid expenses                            (68)       (69)
Decrease in deferred expenses                            14         16
Net cash provided (used) by operating activities       (455)       (47)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in notes receivable                              0       (185)
Sale of property                                          0        340
Capital expenditures                                    (40)      (967)
Net cash used in investing activities                   (40)      (812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note proceeds                                           421        755
Payment on notes payable                                (96)      (163)
Net cash provided by financing activities               325        592

Increase (decrease) in cash and cash equivalents       (170)      (267)
Cash and cash equivalents at beginning of period        388        655
Cash and cash equivalents at end of period           $  218     $  388

See Financial Notes.


LIF

FINANCIAL NOTES
(Dollars in thousands)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements should be read in conjunction with the Partnership's 1996 Annual Report. These statements have been prepared in accordance with the instructions to the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1997 and 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

For purposes of the statement of cash flows, the Partnership considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalent. The Partnership paid interest of $363 and $321 for the six months ended June 30, 1997 and 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

LIF (the "Partnership") is a California limited partnership. Operations commenced in November 1985.

The Partnership currently has an investment in Landsing Private Fund-21 (LPF-21) which owns one multi-family rental property, Cattle Creek
Development Partners (CCDP) which owns two retail rental properties, and Alpine Center Partners which has one retail building. For financial reporting purposes, the Partnership's investments are presented on a consolidated basis.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Partnership's consolidated cash balance totaled $218,000. Cash not required for current operations is placed in federally insured financial instruments and money market funds which can be liquidated as needed. It is the Partnership's intention to maintain adequate cash reserves for its operations.

During the first half of 1997, the Partnership experienced a net decrease in cash of $170,000. As of June 30, 1997, cash totaled $218,000 versus a balance of $388,000 at December 31, 1996 for a net decrease of $170,000. This decrease in cash reserves was a result of payments on notes payable and capital expenditures. The General Partner expects Partnership operations to remain stable for the remainder of the year.

The Partnership's investment in Alpine Center partners has completed construction of Phase I of its commercial building. Rent-up started February
1, 1997.   Occupancy of this building was 73% at June 30, 1997.  Phase II of the Alpine Center is expected to begin late in 1997.

RESULTS OF OPERATIONS

The Partnership's Net Loss through the first two quarters of 1997 is 6% less than that of 1996. Revenues have increased 18% as compared to 1996. This is the result of lower vacancies at the Whistler Point Apartments and the lease up of the Alpine Center. Additionally, operating expenses have increased 12%. Interest expense has increased 14% from 1997 to 1996 as a result of financing the Alpine Center purchase and improvements.

OCCUPANCY

As of June 30, 1997 the Whistler Point Luxury Apartments were 95% leased. Occupancy is expected to remain at this level through the remainder of 1997. Occupancies for the CCDP properties, 701 Cooper and Valley View Business Center, were 100% and 86% respectively.

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

                                  LIF

Date:       August 15, 1997       /s/ Gary K. Barr
                                  Gary K. Barr, President
                                  The Landsing Corporation, Sole Shareholder
                                     of Landsing Equities Corporation
                                  Managing Partner of the General Partner,
                                     Partners '85