Form 10-Q
period 1997-09-30
LIF
filed 1997-11-24
CIK 757642

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

             Quarterly Report Under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                   For Quarter Ended September 30, 1997

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

                         Yes  [ X ]          No  [  ]

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LIF
CONSOLIDATED BALANCE SHEETS, SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
(Unaudited) (In thousands)
                                               September 30,     December 31,
                                                   1997               1996
ASSETS
INVESTMENTS IN REAL ESTATE:
Rental properties                               $ 10,431          $ 11,598
Accumulated depreciation                          (2,520)           (2,282)
Rental properties - net                            7,911             9,316

CASH AND CASH EQUIVALENTS (including interest
bearing deposits of $461 in 1997 and $282 in 1996)   471               388

OTHER ASSETS:
Accounts receivable                                  846                 9
Prepaid expenses and deposits                        122                29
Deferred organization costs and loan costs
  (net of accumulated amortization of $179
  in 1997 and $174 in 1996)                          101               122
Total other assets                                 1,069               160

TOTAL                                           $  9,451          $  9,864

LIABILITIES AND PARTNERS' EQUITY LIABILITIES:
Notes payable                                   $  6,662          $  7,960
Accounts payable                                     884                29
Other liabilities                                    248               194
Total liabilities                                  7,794             8,183

Minority interest                                      0                75

PARTNERS' EQUITY                                   1,658             1,606

TOTAL                                           $  9,451          $  9,864

See Financial Notes.



LIF
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands except per unit amounts)
                                   Three Months Ended       Nine Months Ended
                                      September 30             September 30
                                    1997        1996        1997        1996
REVENUE:
Rental                             $  421     $  393       $1,297     $1,141
Interest                               49          6           50         27
Total revenue                         470        399        1,347      1,168

EXPENSE:
Interest                              164        160          527        481
Operating                             169        156          507        446
Depreciation and amortization          90         82          260        268
General and administrative             34         39          150        167
Total expense                         457        437        1,444      1,363

NET INCOME/(LOSS)
  BEFORE SALE OF REAL PROPERTY     $   13     $  (38)     $   (97)    $ (195)

GAIN (LOSS) SALE OF REAL PROPERTY     563          0           563        40

NET INCOME (LOSS)                     576        (38)          467      (155)

NET INCOME (LOSS) PER
     PARTNERSHIP UNIT:
        Limited Partners               45         (3)           36       (12)
        General Partners                0          0             0         0
                                       45         (3)           36       (12)

See Financial Notes.



LIF
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND
THE YEAR ENDED DECEMBER 31, 1996
(Unaudited) (Dollars in thousands)
                          LIMITED PARTNERS
                             NUMBER OF                  GENERAL      TOTAL
                            PARTNERSHIP                 PARTNER      PARTNERS'
                               UNITS         AMOUNT     AMOUNT       DEFICIT
BALANCE, JANUARY 1, 1996      12,820        $ 2,087     $ (158)      $ 1,929
Net loss - 1996                                (136)         0          (136)
Distributions - 1996                           (192)       (22)         (214)
Contributions - 1996                              0         27            27

BALANCE, DECEMBER 31, 1996    12,820          1,759       (153)        1,606
Net income                                      476          0           476
Adjustment - property sale                     (424)         0          (424)

BALANCE, SEPTEMBER 30, 1997   12,820        $ 1,811     $ (153)      $ 1,658

See Financial Notes.



LIF
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(Unaudited) (In thousands)
                                                    1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                 $  (97)            $  (194)
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                        238                 268

Change in operating assets and liabilities:
Increase in accounts receivable                     (837)                 (9)
Increase in prepaid expenses                         (93)               (104)
Decrease in deferred expenses                         21                  20
Decrease in accounts payable                          (1)                (21)
Increase in other liabilities                        835                  64
Net cash provided by operating activities             66                  24

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in notes receivable                           0                 (54)
Capital expenditures                                (470)               (914)
Sale of investment property                          790                 233
Net investor distributions                             0                  (6)
Partner's Contributions                                0                   3
Net cash used in investing activities                320                (738)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from financing                           48                 990
Payment on notes payable                            (350)               (670)
Net cash provided (used) by financing activities    (302)                320

Increase (decrease) in cash and cash equivalents      84                (394)

Cash and cash equivalents at beginning of period     387                 655

Cash and cash equivalents at end of period        $  471              $  262

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

In the opinion of the general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1997 and 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

For purposes of the statement of cash flows, the Partnership considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalent. The Partnership paid interest of $527 and $481 for the nine months ended September 30, 1997 and 1996, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS

INTRODUCTION

LIF (the "Partnership") is a California limited partnership. Operations commenced in November 1985.

The Partnership currently has an investment in Landsing Private Fund-21 ("LPF-
21") which owns one multi-family rental property; Cattle Creek Development
Partners ("CCDP"), which owns two retail rental properties; and Alpine Center
("ACP"), which owns one retail building currently under redevelopment. For financial reporting purposes, the Partnership's investments are presented on a consolidated basis.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Partnership's consolidated cash balance totaled
$471,000. Cash not required for current operations is placed in federally insured financial instruments and money market funds which can be liquidated as needed. It is the Partnership's intention to maintain adequate cash reserves for its operations.

During the first nine months of 1997, the Partnership experienced a net increase in cash of $84,000. As of September 30, 1997, cash totaled $471,000 versus a balance of $388,000 at December 31, 1996. Primary uses of cash included capital expenditures of $470,000 and principal payments on notes payable of $350,000, and net loss from operations of $97,000. Sources of cash included proceeds from financing of $48,000 and sale of investment property of $790,000. The General Partner expects Partnership operations to remain stable for the remainder of the year.

RESULTS OF OPERATIONS

The Results of Operations for 1997 are not comparable to 1996. The different number of properties operated cause comparisons of overall operations to be misleading. It is meaningful, however, to compare the operations of the properties operated continuously during the first nine months of 1997 and 1996.

The following represents the operations of the Partnership's properties held continuously during the first nine months of 1997 and 1996:

                                          1997        1996     % Change

     Rental Revenue                      $1,232     $1,106      + 12%
     Operating Expense                      469        439      +  7%
     Net Operating Income                   763        667      + 15%

     Interest Expense                    $  419    $   438      -  5%


Overall revenues increased 12% for the nine months ended September 30, 1997 relative to the same period in 1996. This increase was due to lower vacancies at the Valley View Business Center and of the Whistler Point Apartments.

Property operating expenses increased 7% for the nine months ended September 30, 1997 relative to the same period in 1996. Interest expense decreased 5% for 1997 compared to 1996.

OCCUPANCY

As of September 30, 1997 the Whistler Point Luxury Apartments were 95% leased. Occupancy is expected to remain stable to slightly lower due to the increased competition in the Boise, Idaho market.

As of September 30, 1997, Cattle Creek Development Partners' commercial properties of Valley View Business Park and 701 Cooper Avenue Building were 87% and 100% leased, respectively.

The Alpine Center retail building is currently 67% leased up.

PROPERTY SALE

On September 26, 1997, the Partnership's investment in Alpine Center Partners ("ACP") sold 2 separate parts of it's commercial building, the Alpine Center. A 45.90% interest in the Alpine Center building was sold to Open World Investors, Ltd. for $1,388,900. ACP provided seller financing in the amount of $963,900. Net cash, after closing costs, amounted to $421,000 to ACP. ACP also sold a 40.20% interest in the Alpine Center building to Gary and Norma Barr for $1,219,200 and provided seller financing in the amount of $844,200. Net cash to ACP, after closing costs, amounted to $369,000.

Gary Barr is a related party to the registrant. He is the President of the Managing Partner of the General Partner to LIF. Mr. Barr is also the President of the General Partner to Open World Investors, Ltd.

ACP continues to hold a 1.96% tenant-in-common ownership interest in the Alpine Center building along with three other tenants-in-common.

The cash proceeds from these sales were used by ACP to paydown debt, including the short-term loan from LIF to ACP.

For book purposes in 1997, ACP incurred a gain from sales of property in the amount of $563,069. For tax purposes, the sale will result in minimal gain or loss as it will be accounted for as an Installment Sale for the portions allocable to Phase I and Phase II. Phase II of the Alpine Center building will be completed in mid- to late 1998.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities
         None.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K
         (a)  None
         (b) The Partnership filed no reports on Form 8-K during the quarter ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  LIF

Date:  November 21, 1997          /s/ Gary K. Barr
                                  Gary K. Barr, President
                                  The Landsing Corporation, Sole Shareholder
                                      of Landsing Equities Corporation
                                  Managing Partner of the General Partner,
                                      Partners '85