Form 10-K
period 1997-12-31
LIF
filed 1998-03-31
CIK 757642

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549
                           FORM 10-K
     [X]  Annual Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
            For the Fiscal Year Ended December 31, 1997
   [  ]  Transition Report Pursuant to Section 13 or 15(a) of the
                  Securities Exchange Act of 1934
                   Commission File Number 0-15756

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

                                     LIF
                                  FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1997

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

Part IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

Index to Consolidated Financial Statements and Supplemental
Consolidated Financial Statement Schedule

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

The Partnership currently has an investment in Landsing Private Fund-21 ("P-21") which owns one multi-family rental property, Alpine Center
Partners ("ACP") which owns 1.96% of a commercial rental property. The partnership owns two retail rental properties, which in prior years were owned by Cattle Creek Development Partners ("CCDP"). CCDP was liquidated into LIF in 1997. For financial reporting purposes the Partnership's investments are presented on a consolidated basis.

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


ITEM 2. PROPERTIES

A description of the income-producing properties which the Partnership owned at December 31, 1997 is as follows:

                                              Financial
                                              Occupancy                 Average
                                   Net        For the      Physical    Effective
                                   Rentable   Year Ended   Occupancy    Rental
Name & Location       Type         Sq. Ft.    12/31/97     At 12/31/97   Rate
                                              <F1>         <F2>          <F3>
Whistler Point Apt    Residential  140,230     93%          94%          $ 9
Boise, Idaho

Valley View
Business Center
Glenwood Springs, CO  Retail        20,750     81%          86%          $ 8

701 Cooper
Glenwood Springs, CO  Commercial     2,937     100%         100%         $10

Alpine Center Building <F4>
Carbondale, CO        Commercial    12,349     65%          79%          $ 8

[FN]
<F1>
(1) Expressed as a percentage, it compares the actual dollar amount of rent received with the dollar amount of rent which would be received if the property were fully leased.

<F2>
(2) Physical occupancy denotes the percentage of net rentable square footage leased as of a certain date.

<F3>
(3) Represents the average effective rental rates, per square foot, for the year ended December 31, 1997.

<F4>
(4)  The Partnership (through ACP) owns 1.96% of the Alpine Center Building.

Each of the Partnership's properties are subject to encumbrances. Reference is made to Note 5 in the financial statements filed as part of this annual report for information regarding such encumbrances.


ITEM 3. LEGAL PROCEEDINGS

Continued from 1996, the Partnership, through CCDP, has had suit filed
Against it by two tenants alleging loss of business during the re-development of CCDP's property. CCDP's defense is being paid by its insurance carrier. The Partnership's insurance carrier has retained a reservation of rights against the Partnership. An estimate of potential loss is up to $96,000. See Note 8 to the financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of the limited partners (the
"Limited Partners") through the solicitation of proxies or otherwise, during the fourth quarter of 1997.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED SHAREHOLDERS MATTERS

There is no established public trading market for the units of Limited
Partnership interest of the Partnership and there are substantial restrictions on the transferability of such Units imposed by federal and state securities laws and by the Limited Partnership Agreement.

The approximate number of record holders of Units of the Partnership as of January 1, 1998, is 927.

The Limited Partners of the Partnership are entitled to certain distributions under the Amended and Restated Certificate and Agreement of Limited
Partnership of the Partnership. No cash distributions were made during the Year ended December 31, 1997. A cash distribution of $15 per unit, to unit holders of record on February 28, 1998, will be paid in March 1998.

ITEM 6. SELECTED FINANCIAL DATA
       (In thousands, except Partnership units)

                                      . . . . . . .DECEMBER 31 . . . . . . .
                                       1997    1996    1995    1994     1993
Total Revenues                     $ 1,781   $1,517  $1,567  $1,361   $1,216
Net Income (Loss)                     (127)    (136)    (52)     27       58
Net Income (Loss) Per Unit<F1>         (10)     (11)     (4)      2        5
Total Assets                        10,293    9,864   9,076   8,153    7,318
Long-term Obligations - Net          7,679    7,960   6,897   5,591    4,406
Cash Distributions-Limited Partners      0      192     385     385        0
Paid Per Unit<F1>                        0       15      30      30        0

<F1>
Based on a weighted average of 12,820 limited partnership units outstanding in 1997, 1996, 1995, 1994 and 1993.


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

The Partnership currently has a 99% investment in Landsing Private Fund-21 ("P-21") which owns one multi-family rental property, and a 95% investment in Alpine Center Partners ("ACP") which owns 1.96% of a commercial building under construction. The Partnership also owns two retail rental properties, which were formerly owned by CCDP. For financial reporting purposes the Partnership's investments are presented on a consolidated basis.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Partnership's consolidated cash balance totaled $570,000. Cash not required for current operations is placed in federally insured financial instruments, certificates of deposit, and money market funds which can be liquidated as needed. It is the Partnership's intention to maintain adequate cash reserves for its operations.

During 1997, the Partnership experienced a net increase in cash and cash equivalents of $182,000 As of December 31, 1997, cash and cash equivalents totaled $570,000, versus $388,000 at December 31, 1996 for a net increase of $182,000.

The Short-Term Loan made to Cattle Creek Development Partners, a
Colorado limited partnership ("CCDP"), was partially repaid in December
1996. The remaining loan balance, including accrued and unpaid interest, as of December 31, 1996 was $550,000. The loan was past due and was thus in default as of December 31, 1997. In 1997, per the terms of the loan agreement between LIF and CCDP, the properties securing the loan, Valley View Business Park and 701 Cooper, because 100% owned by LIF. These intercompany transactions were eliminated in consolidation.

The balance of the short-term loan, and the related interest income and expense, between LIF and CCDP was eliminated in the consolidation of the Partnership's financial statements.

On June 3, 1996, the Partnership made a Short-Term Loan in the principal amount of $585,000 to Alpine Center Partners, a Colorado limited partnership ("ACP"). ACP was organized to acquire one commercial property located in Carbondale, Colorado. The Partnership also made a capital contribution to ACP in the amount of $10,000 and became a Co-General Partner of ACP.

On September 30, 1997, the Partnership's investment in ACP sold 40.20% of the Alpine Center Building to Gary K. Barr (GKB). GKB is the president of the General Partner of LIF. This sale resulted in cash to ACP of $370,000.
On September 30, 1997, ACP also sold 45.90% of the Alpine Center Building to Open World Investors (OWI), of which Gary K. Barr is a General Partner. This sale generated cash to ACP of $420,000. ACP deferred a gain on sale from these two transactions of $69,000. ACP provided seller financing to GKB and OWI in the amounts of $864,300 and $986,850 respectively. The partnership's investment in ACP owned 1.96% of the Alpine Center Building on December 31, 1997. ACP reduced its short-term note payable to LIF by $358,000. The balance of the note payable at December 31, 1997 was $227,000. ACP's share of the note payable was eliminated in the consolidation of the Partnership's financial statements.

For financial reporting purposes, results of operations for P21, CCDP and ACP have been shown on a consolidated basis.

RESULTS OF OPERATIONS

Rental revenues were $1,729,000 in 1997, for an increase of $246,000 over 1996. Rental revenues were $1,483,000 in 1996, a decrease of $59,000 or approximately 4% from 1995. The decline in rental revenues in 1996 versus 1995 was the result of the sale of four properties in 1996, which properties were operational for the entire year in 1995. The improvement in revenues in 1997 as compared to 1996 was the result of the lease-up of the Alpine Center, improved occupancy and rates at Whistler Point Apartments and an increase in rent payments at 701 Cooper.

Operating expenses were $666,000 in 1997, a increase of $71,000 or 12% from 1996. Operating expenses were $595,000 in 1996, a decrease of $48,000 or 7% from 1995. The increase of operating expenses in 1997 versus 1996 was the result of having more properties operating for the entire year in 1997 as compared to 1996. The decrease in operating expenses in 1996 was the result of property sales during the year. Specifically, maintenance and repairs decreased 14%, and general and administrative costs decreased 12%. Other operating costs remained steady with 1995 levels.

Net operating income of properties (rental revenue less operating expenses) was $1,063,000 in 1997, an increase of $175,000 or 19% from 1996. Management believes net operating income is the best indication of the Properties' performance.

Interest income increased from $34,000 in 1996 to $52,000 in 1997. The increase was due to the increase in the Partnership's short-term investments and cash equivalents, and better interest rates on these investments.

Interest expense increased 22% in 1997 from 1996 levels due to average larger outstanding loan balances in 1997. Interest expense increased in 1996 from 1995, due to the acquisition of the Alpine Center in 1996.

Interest income and interest expense on loans by and between LIF and its investments, ACP and CCDP, was eliminated in the consolidation of the company's financial statements.

Entity level general and administrative expenses, exclusive of that at the property level, decreased $24,000 in 1997 compared to 1996. Portfolio management fees remained unchanged.

The net loss for 1997 was $127,000, an improvement of $9,000 from 1996's loss. The net loss for the Partnership was $136,000 in 1996, an increase of $84,000 from a net loss of $52,000 in 1995. The decrease in net loss in 1997 is a result of improved property operations. Due to the lease up of the Alpine Center and the improved operations of the Valley View and 701 Cooper properties, the net losses for the properties are expected to continue, but at reduced levels in the future.

PROPERTY OPERATIONS

Residential Property - The remaining residential property, Whistler Point Apartments in Boise, Idaho, continues to operate at a profit in spite of the very competitive market in which it is located. In 1997, the Partnership continued to make capital improvements to the property to allow it to compete effectively with new competition. The Partnership is continuing this program in 1998 with an expected cost of $150,000. Specific capital expenditures are for new washers and dryers in all units, new microwaves, new carpet and vinyl flooring, carports, and exterior deck improvements. The Partnership anticipates that when this improvement program is completed, the property will be placed on the market for sale in 1998.

Commercial Property - The 701 Cooper Building remained 100% occupied during 1997. The Valley View Business Center had stable occupancy during 1997. However, at the end of the year, the sole tenant of 701 Cooper and CCDP agreed to cancel the remaining term of the lease for a payment of $61,000. A short-term tenant has occupied the building in January 1998. Both properties, Valley View Business Center and 701 Cooper are currently listed for sale on the market.

Commercial Property - ACP has a l.96% investment in the Alpine Center Building. The building was remodeled in 1996 and available for occupancy in 1997. An additional phase of construction is scheduled for 1998.

OCCUPANCY

Occupancy at all of the Partnership's properties remain high in 1997. As of December 31, 1997, occupancy at Whistler Point Apartments was 94%.
This occupancy level is expected to be achieved through 1998. Occupancy at properties owned by CCDP averaged 90% as of December 31, 1997. It is expected that all Partnership properties will maintain stable to improved occupancy during 1998.

DISTRIBUTIONS

No cash distributions were paid in 1997. The General Partner has declared a cash distribution of $15 per unit to unit holders of record on February 28, 1998, to be paid in March 1998.

INFLATION

The effect of inflation on the Partnership's operations have been no greater than the effect on the economy as a whole. Because of competitive conditions, market rate rents may increase or decrease disproportionately with inflation while property operating costs continue to follow inflationary trends. Inflationary conditions are not expected to have a major impact on the Partnership during 1998.

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

Gary K. Barr is the Director and President of Landsing Equities
Corporation. His principal occupation during the last five years or more, and certain other affiliations are set forth below:

Gary K. Barr. Mr. Barr serves as Chairman and Chief Executive Officer of Pacific Coast Capital and served as President and Director of Landsing Pacific Fund from its inception in November, 1988 to July, 1992. Mr. Barr received a Bachelor of Science degree in Mechanical Engineering from Oklahoma State University in 1967 and a Master of Business Administration degree from the Stanford University Graduate School of Business in 1972. Mr. Barr serves on the Board of Governors of the National Association of Real Estate Investment Trusts and on its Editorial Board. Mr. Barr has served as President of the California Chapter of the Real Estate Securities and Syndication Institute of the National Association of Realtors ("RESSI"), which has awarded him the designation of Specialist in Real Estate Securities. Since 1983, he has served on the Board of Directors of Silicon Valley Bancshares. In 1989 he authored the book J.K. Lasser's "Real Estate Investment Guide" published by Prentice Hall.

ITEM 11. EXECUTIVE COMPENSATION

The Director and President of Landsing Equities Corporation does not receive compensation from the Partnership. However, the General Partner, Partners '85, has contracted with Pacific Coast Capital, an affiliate, for the provision of certain asset management and administrative services. During 1997, Pacific Coast Capital received management fees of $103,000, which were determined based on expenses incurred in order to operate the Partnership. In addition, Pacific Coast Capital was paid $36,000 for property management services. These property management fees were based on 2% of the monthly property revenues received from Whistler
Point Apartments.  See Item 13, Certain Relationships and Related
Transactions for further information.

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

The Partnership has entered into a property management agreement with Pacific Coast Capital for the management of the Partnership's property. During 1997, the Partnership paid Pacific Coast Capital $36,000 for property management and leasing services.

The Partnership has retained Pacific Coast Capital to serve as advisor and to manage the day-to-day operations of the Partnership. Pacific Coast Capital is to perform these services based on reimbursement of costs incurred but in no case are these to exceed those which the Partnership would have to pay independent parties for comparable services. During 1997, the Partnership paid Pacific Coast Capital expense reimbursements of $103,000.

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

 (b) No reports were filed by the Partnership on Form 8-K during the fourth quarter ended December 31, 1997.

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

                               LIF

                               By: Partners '85

                               By: Landsing Equities Corporation,
                                   General Partner

March 28, 1998                     By:  /s/ Gary K. Barr
                                       GARY K. BARR, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


March 28, 1998                         /s/ Gary K. Barr
                                      GARY K. BARR, President and Director
                                      Landsing Equities Corporation
                                      (Principal Executive Officer)

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

LIF

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL
CONSOLIDATED FINANCIAL STATEMENT SCHEDULES INCLUDED IN THE FORM 10-K

Report of Independent Accountants

Financial Statements:

Consolidated Balance Sheets, December 31, 1997 and 1996

Consolidated Statements of Operations for the Years Ended
  December 31, 1997, 1996 and 1995

Consolidated Statements of Changes in Partners' Equity for the Years
  Ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements

Supplemental Consolidated Financial Statement Schedule:

Schedule III - Real Estate and Accumulated Depreciation for the Year Ended December 31, 1997

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of LIF:

We have audited the accompanying consolidated financial statements and consolidated financial statement schedule of LIF and subsidiaries listed in the index on page F-1 of this Form 10-K as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LIF and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

DALBY, WENDLAND & CO., P.C.
Glenwood Springs, Colorado
March 9, 1998


LIF

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1997 AND 1996
(In thousands except for Partnership units)
                                                      1997           1996
ASSETS

INVESTMENT IN REAL ESTATE:
Rental property                                    $10,327        $11,523
Accumulated depreciation                            (2,607)        (2,282)
Rental property - net                                7,720          9,241

CASH AND CASH EQUIVALENTS (including interest
 bearing deposits of $434 in 1997 and $282 in 1996)    570            388

OTHER ASSETS:
Accounts receivable                                     49              9
Deferred loan costs, net of accumulated
 amortization of $212 in 1997 and $174 in 1996          84            122
Prepaid expenses                                        19             29
Notes receivables                                    1,851              0
Total other assets                                   2,003            160

TOTAL                                              $10,293        $ 9,789

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Notes payable                                      $ 7,679        $ 7,960
Accounts payable                                        21             29
Liability for future improvements                      828              0
Other liabilities                                      217            194
Deferred gain on real estate                            69              0
Total liabilities                                    8,814          8,183

PARTNERS' EQUITY
  Limited Partners                                   1,632          1,759
  General Partners                                    (153)          (153)

TOTAL                                              $10,293        $ 9,789

Equity Units Authorized  - Limited Partners         12,820         12,820
                         - General Partners              0              0

Equity Units Outstanding - Limited Partners         12,820         12,820
                         - General Partners              0              0

The accompanying notes are an integral part of the consolidated financial statements.

LIF

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(In thousands except for Partnership units)

                                           1997       1996       1995
REVENUES:
Rental                                   $1,729     $1,483     $1,542
Interest                                     52         34         25
Total revenues                           $1,781      1,517      1,567

EXPENSES:
Interest                                    662        533        482
Operating                                   666        595        643
Depreciation and amortization               386        343        307
General and administrative                  194        218        187
Total expenses                            1,908      1,689      1,619

Gain from sale of real estate                 0         36          0
NET INCOME (LOSS) FROM OPERATIONS        $ (127)    $ (136)     $ (52)

Net income (loss) - Limited Partners     $ (127)    $ (136)     $ (52)
Net income (loss) - General Partners          0          0          0

NET INCOME (LOSS) PER PARTNERSHIP UNIT
    Limited Partners                        (10)       (11)        (4)
    General Partners                          0          0          0

The accompanying notes are an integral part of the consolidated financial statements.

LIF

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(In thousands except for Partnership units)
                                LIMITED PARTNERS
                                   NUMBER OF              GENERAL   TOTAL
                                  PARTNERSHIP             PARTNER   PARTNERS'
                                     UNITS      AMOUNT    AMOUNT    EQUITY
BALANCE, JANUARY 1, 1995             12,820     $2,524    $(122)    $2,402
Net loss - 1995                                    (52)       0        (52)
Distribution - 1995                               (385)     (41)      (426)
Contributions - 1995                                 0        5          5

BALANCE, DECEMBER 31, 1995           12,820      2,087     (158)     1,929
Net loss - 1996                                   (136)       0       (136)
Distribution - 1996                               (192)     (22)      (214)
Contributions - 1996                                 0       27         27

BALANCE, DECEMBER 31, 1996           12,820      1,759     (153)     1,606
Net loss - 1997                                   (127)       0       (127)

BALANCE, DECEMBER 31, 1997           12,820     $1,632    $(153)    $1,479

The accompanying notes are an integral part of the consolidated financial statements.


LIF

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(In thousands except for Partnership units)

                                                 1997        1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                             $  (127)    $  (136)    $   (52)
(Gain) loss on sale of property                               (36)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
Depreciation and amortization                     389         343         267
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable        (40)          6         (15)
Decrease (increase) in prepaid expenses
  and deposits                                     10         (12)         (2)
(Decrease) increase in accounts payable            28         (51)         64
(Decrease) increase in other liabilities          (13)         24         (50)
Net cash provided by operating activities         247         138         212

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                             (584)       (825)       (868)
Sale of investment property                       800         208           0
Investment in short-term investments                0          99          99
Net cash provided (used in) investing activities  216        (518)       (769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing                             0         563       5,707
(Distributions) contributions net                   0        (187)       (421)
Payments on notes payable                        (281)       (164)     (4,401)
Net cash provided by (used in)
  financing activities                           (281)        212         885

Increase (decrease) in cash and
  cash equivalents                                182        (168)        328
Cash and cash equivalents at beginning of year    388         556         228

Cash and cash equivalents at end of year      $   570     $   388     $   556

The accompanying notes are an integral part of the consolidated financial statements.


LIF

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except for Partnership units)

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

Investment In Real Estate Partnership - At December 31, 1997 and 1996, the Partnership was invested in Landsing Private Fund
("P-21"), a 99% owned real estate partnership. In 1997, Cattle Creek Development Partners (CCDP) was liquidated into the Partnership. For a portion of 1996, the Partnership was invested in Prince Creek Partners
("PCP") and Thompson Creek Partners ("TCP"). In 1996, the properties owned by these partnerships were sold and the partnerships terminated.
During 1996, the Partnership invested into a new entity - Alpine Center Partners ("ACP"). The Partnership acquired rental real estate in Colorado in 1996.

Consolidation of Investment in Real Estate Partnerships - For financial reporting purposes, the Partnership consolidates the operations of it's investment in real estate partnerships with that of the Partnership. All significant intercompany transactions and balances have been eliminated. Minority interest was insignificant at December 31, 1997 and 1996.

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

Net Income (Loss) Per Partnership Unit - Per Partnership Unit" amounts are based on weighted average units outstanding of 12,820 in 1997, 1996 and 1995, after giving effect to net income (loss) allocated to the General Partner of $0 in 1997, $0 in 1996, and $0 in 1995. Cash distributions of $15 per unit were paid to holders in 1996. No cash distributions were paid in 1997. The General Partner has declared a cash distribution of $15 per unit to holders of record as of February 28, 1998, to be paid in March 1998.

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

Impairment of Long-Lived Assets - The Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" during 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1997 and 1996, the Partnership determined that no impairment loss need be recognized for applicable assets of continuing operations.

Accounting Pronouncements - In June 1996, the Financial Accounting Standards Board issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS No.125). This Statement is effective for transactions occurring after December 31, 1996. However, transactions such as securities lending, repurchase agreements, dollar rolls, and similar secured financing arrangements are not subject to the provisions of SFAS No. 125 until January 1, 1998. The standard provides that, following a transfer of financial assets, an entity is to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered and derecognize liabilities when extinguished. The adoption of SFAS No. 125 had no impact on the Partnership's consolidated financial statements. The impact of the delayed provisions is also not expected to be material.

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130) and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). Each of the new statements is effective for periods beginning after December 15, 1997, and requires that certain additional information be reported in the financial statements and related notes. The Partnership will adopt these in 1998 but does not expect an impact on its 1998 consolidated financial statements.

Year 2000 - The Partnership is aware of the Year 2000 conversion issue. It is Management's assertion that the current accounting system utilized by the Partnership has the capability to accommodate the Year 2000 issue.

Reclassifications - certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

2. RELATED PARTY TRANSACTIONS

The Partnership has entered into agreements with Pacific Coast Capital. Advisory services for investment management, general and administrative and property management are provided by Pacific Coast Capital. The General Partner is an affiliate of Pacific Coast Capital. The related party transactions delineated in the Partnership Agreement with affiliates of the General Partner are as follows:

                                                1997      1996      1995

General and Administrative Support Fees        $ 103     $ 103     $ 103

Property Management                            $  36     $  25     $  28

Accounts Receivable                            $  17     $   0     $   0

During 1997 the Partnership had a sale transaction with the President of the General Partner and another entity. (See Note 3)

3. NOTES RECEIVABLE

At September 30, 1997, Alpine Center Partnership (ACP) sold 40.2% and 45.9%, respectively, of the Alpine Center Building to Gary K. Barr, president of the general partner of LIF, and to Open World Investors, Ltd., whose general partner is Gary K. Barr. Open World Investors, Ltd. is also managed by PCC. These sales were made for cash and notes receivable. In 1996, ACP sold 11.94% of the Alpine Center Building to an unrelated third party for cash.

The notes receivable generated from the sale to Barr and Open World Investors, Ltd., were $864 and $987, respectively. The terms of the notes receivable are the same as the financing terms ACP has with the bank and LIF on loans secured by the Alpine Center Building. ACP received no payments on these notes receivable as of December 31, 1997.

The sales agreements stipulate that each buyer assume debt that ACP has related to the Alpine Center Building up to their respective percentage ownership except for the sale to the unrelated third party, whose debt assumption was capped at $256.

At the dates of the sales, the Alpine Center Building consisted of land, one existing commercial building and one commercial building (Phase II) planned for construction after 1997. The liability for future improvements at December 31, 1997 if $828 represents the estimated future costs of constructing Phase II. Also, the gain on the sale of the Alpine Center Building is deferred at December 31, 1997.


4. RENTAL PROPERTY

 Rental property consists of the following:
                                                1997      1996
Land                                         $ 1,520   $ 1,922
Building and improvements                      8,807     9,676
Total                                        $10,327   $11,598
Accumulated depreciation                      (2,607)   (2,282)
                                             $ 7,720   $ 9,241

Depreciation expense was $325 and $304 for the years ended December 31, 1997 and 1996, respectively.

The residential leases are generally for a term of one year or less or are on a month-to-month basis. Retail leases range from one to five years in length.


5. NOTES PAYABLE
                                                             1997      1996
First note payable bears interest at 8%, matures
  September 1, 2000, and is collateralized by
  Whistler Point Apartments. The note requires monthly
  payments of principal and interest of $42 per month.
  In addition the note is guaranteed by the Landsing
  Corporation.                                             $5,301   $5,373

First note payable collateralized by the Valley View
  Business Park, with an interest rate of 9.00%, and
  monthly payments of $11, matures on December 10, 1998.    1,035    1,068

Second note payable collateralized by the Valley View
  Business Park, with an interest rate of 8.5% and monthly
  payments of $2, matures on August 28, 2004.                 162      199

First note payable collateralized by 701 Cooper commercial
  building, with an interest rate of 9.99% and monthly
  payments of $3, matures on October 7, 2001.                 319      324

First note payable collateralized by Alpine Center, with
  an interest rate of 8.75% and monthly payments of $9,
  matures on June 3, 1998.                                    862      996

TOTAL                                                      $7,679   $7,960


The Partnership paid interest of $658 in 1997, $533 in 1996 and $482 in 1995.

Principal payments required in future years are as follows:

            1998         $ 2,463
            1999             104
            2000           5,091
            2001              10
            2002              11
            Total        $ 7,679


6. RENTAL PROPERTIES UNDER OPERATING LEASES

Minimum future rents from rental properties under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 1997, are as follows:

           1998            $ 253
           1999              208
           2000              197
           2001              166
           2002               25
          Total            $ 849

Annual rents at Whistler Point Apartments are not included since the leases are generally less than one year. Whistler Point Apartments average annual rents collected from 1995 to 1997 were $1,305 per year.


7. RECONCILIATION TO INCOME TAX BASIS OF ACCOUNTING

The difference at December 31, 1997, 1996 and 1995, between the basis of accounting used in the accompanying consolidated financial statements and the income tax basis used to file the Partnership's federal income tax return are as follows:

                                               1997        1996        1995
Net income (loss)                            $  (127)    $ (136)     $  (52)
Remove book (income) loss from partnership
  investments                                     93         96         (43)
Difference in book vs. tax loss from
  partnerships                                    26       (175)        (86)
Net income (loss) - tax basis                     (8)      (215)       (181)

Partners' equity                               1,479      1,606       1,929
Remove equity in partnership investments                   (383)       (453)
Restatement of cumulative elimination           (383)         0           0
Syndication costs                              1,906      1,906       1,906
Liquation of Cattle Creek Partners               (17)         0           0
Investment in partnerships                      (842)      (978)       (803)
Partners' equity - tax basis                   2,143      2,151       2,579


8. CONTINGENCIES

In 1996, two tenants of the Valley View property initiated legal filings against the Partnership alleging disruption of business during the property's remodel. The case is currently scheduled for a jury trial. The Partnership's defense is being handled by their insurance carrier, who has retained a reservation of rights against the Partnership. While it is not feasible to predict the final outcome of this proceeding, an estimate of potential loss is up to $96. Management does not believe the outcome will result in a materially adverse effect on the Partnership's financial position, results of operations or liquidity.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists.

Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates and the resulting fair values. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale of the instrument. Also, because of differences in methodologies and assumptions used to estimate fair values, the Partnership's fair values should not be compared to those of other partnerships.

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market of the Partnership.

Assets for Which Fair Value Approximates Carrying Value - The fair value of certain financial assets carried at cost, including cash and cash equivalents and accounts receivable are considered to approximate their respective carrying values due to their short-term nature and negligible credit losses.

Liabilities for Which Fair Value Approximates Carrying Value - The fair value of accounts payable, accrued liabilities and accrued interest payable is considered to approximate their respective book values due to their short term nature.

Notes Payable - The valuation of notes payable with floating rates is estimated to be the same as carrying value. Fair value of notes payable with fixed rates is estimated based on quoted market prices for similar issues.
At December 31, 1997 and 1996, fair value of notes payable approximates carrying value.

10.  SUBSEQUENT EVENTS

The Partnership has declared a cash dividend of $15 per unit to unit holders as of February 28, 1998 for distribution in March, 1998.


SCHEDULE III

LIF
(A California limited partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997
(In thousands)


                                                                                  LIFE ON
                                                   RESERVE                        WHICH
                                  COST OF          FOR       DATE OF              DEPRECIA-
DESCRIP-         ENCUM-   INITIAL IMPROVE-         DEPRECIA- CONSTRUCT- DATE      TION IS
TION             BRANCES  COST    MENTS    TOTAL   TION      TION       ACQUIRED  COMPUTED
Whistler Point
Apartments
Boise, Idaho     $5,301   $7,298  $  902   $ 8,200 $2,453    N/A        12/23/85  40 years

Valley View
Business Park
Glenwood Springs,
Colorado          1,197      938     809     1,747    130    N/A        08/28/94  40 years

701 Cooper-Commercial
Glenwood Springs,
Colorado            319      320       1       321     23    N/A        06/30/94  40 years

Alpine Center Bldg.
Carbondale,
Colorado          1,094       43      16        59      1    N/A        06/03/96  40 years

                 $7,911   $8,599  $1,728   $10,327 $2,607

SCHEDULE III
LIF

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997
(In thousands)

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

(3) ACP has sold 98.04% of the Alpine Center Building. Approximately $1,083 of Debt will be assumed by the new owners of the building.

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