Form 10-Q
period 1998-03-31
LIF
filed 1998-05-15
CIK 757642

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

         Quarterly Report Under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

                  For Quarter Ended March 31, 1998
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


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIF
CONSOLIDATED BALANCE SHEETS, MARCH 31, 1998 AND DECEMBER 31, 1997
(Unaudited) (Dollars in thousands)
                                             March 31,     December 31,
                                                1998           1997
ASSETS
INVESTMENTS IN REAL ESTATE:
Rental properties                            $ 10,346         $ 10,327
Accumulated depreciation                       (2,694)          (2,607)
Rental properties - net                         7,652            7,720

CASH AND CASH EQUIVALENTS (including
  Interest bearing deposits of $263
  in 1998 and $434 in 1997)                       294              570

OTHER ASSETS:
Accounts receivable                                95               49
Prepaid expenses and deposits                      51               19
Deferred organization costs and loan costs
  (net of accumulated amortization of $220
   in 1998 and $212 in 1997)                       77               84
Notes receivable                                1,851            1,851
Total other assets                              2,074            2,003

TOTAL                                        $ 10,020          $10,293

LIABILITIES AND PARTNERS' EQUITY LIABILITIES:
Notes payable                                $  7,637          $ 7,679
Accounts payable                                   35               21
Liability for future improvement                  828              828
Deferred gain on sale of real estate               69               69
Other liabilities                                 180              217
Total liabilities                               8,748            8,814

PARTNERS' EQUITY
    Limited Partners                            1,425            1,632
    General Partners                             (153)            (153)

TOTAL                                        $ 10,020          $10,293

Equity Units Authorized  - Limited Partners    12,820           12,820
                         - General Partners         0                0

Equity Units Outstanding - Limited Partners    12,820           12,820
                         - General Partners         0                0

The accompanying notes are an integral part of the consolidated financial statements.


LIF
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(Unaudited) (In thousands except per share amounts)

                                                1998               1997
REVENUE:
Rental                                         $ 429              $ 439
Interest                                           6                  1
Total revenue                                    435                440

EXPENSE:
Interest                                         150                160
Operating                                        157                163
Depreciation and amortization                     95                 83
General and administrative                        47                 45
Total expense                                    450                451

NET INCOME (LOSS)                              $ (15)             $ (11)
Net income (loss) - Limited Partners             (15)               (11)
Net income (loss) - General Partners               0                  0

NET INCOME (LOSS) PER PARTNERSHIP UNIT:
                    Limited Partners              (1)                (1)
                    General Partners               0                  0


                                                  (1)                (1)

The accompanying notes are an integral part of the consolidated financial statements.


LIF
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND
THE YEAR ENDED DECEMBER 31, 1997
(Unaudited)(Dollars in thousands)
                      ..LIMITED PARTNERS..
                           NUMBER OF              GENERAL     TOTAL
                          PARTNERSHIP             PARTNER     PARTNERS'
                            UNITS       AMOUNT    AMOUNT      DEFICIT
BALANCE, JANUARY 1, 1997    12,820      $1,759    $ (153)     $1,606
Net Loss - 1997                           (127)        0        (127)

BALANCE, DECEMBER 31, 1997  12,820      $1,632    $ (153)     $1,479
Net loss                                   (15)        0         (15)
Distribution                              (192)        0        (192)

BALANCE, MARCH 31, 1998     12,820      $1,425    $ (153)     $1,272

The accompanying notes are an integral part of the consolidated financial statements.


LIF
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(Unaudited) (Dollars in thousands)
                                                1998               1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                              $ (15)             $ (11)
Adjustments to reconcile net increase to net
   cash provided by operating activities:
Depreciation and amortization                     95                 76

Change in operating assets and liabilities:
Increase (decrease) in other liabilities         (34)                19
Increase in accounts payable                      10                 13
Increase in accounts receivable                  (46)               (83)
Decrease in deferred expenses                      0                  7
Increase in prepaid expenses                     (33)               (34)
Net cash used in operating activities            (23)               (13)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                             (19)              (224)
Net cash used in investing activities            (19)              (224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Financing                            0                150
Payment on notes payable                         (42)               (35)
Net (distribution) contribution                 (192)                 0
Net cash provided by financing activities       (234)               115

Decrease in cash and cash equivalents           (276)              (123)
Cash and cash equivalents at beginning of period 570                388
Cash and cash equivalents at end of period     $ 294              $ 265

The accompanying notes are an integral part of the consolidated financial statements.


LIF
FINANCIAL NOTES
(Dollars in thousands)

The accompanying unaudited financial statements should be read in conjunction with the Partnership's 1997 Annual Report. These statements have been prepared in accordance with the instructions to the Securities and Exchange Commission form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

Investment In Real Estate Partnership - At March 31, 1998 and
1997, the Partnership was invested in Landsing Private Fund ("P-21"), a 99%-owned real estate partnership. In 1997, Cattle Creek Development Partners (CCDP) was liquidated into the Partnership. CCDP was originally formed in 1994. For a portion of 1996, the Partnership was invested in Prince Creek Partners ("PCP") and Thompson Creek Partners ("TCP"). In 1996, the properties owned by these partnerships were sold and the partnerships terminated. During 1996, the Partnership invested into 95% of a new entity - Alpine Center Partners ("ACP"). ACP acquired rental real estate in Colorado in 1996.

Consolidation of Investment in Real Estate Partnerships - For financial reporting purposes, the Partnership consolidates the operations of it's investment in real estate partnerships with that of the Partnership. All significant intercompany transactions, including notes payable/receivable and short-term loans/receivables, and balances have been eliminated.

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

Short-Term Investments - The Partnership invests in short-term federally insured certificates of deposits which mature on a date in excess of three months from the date of purchase. The cost of these investments approximate market value.

Income Taxes - No provision for federal or state income taxes has been made in the consolidated financial statements because these taxes are the obligation of the partners.

Net Income (Loss) Per Partnership Unit - Net Income (Loss) per partnership unit is based on weighted average units outstanding of 12,820 in 1998 and 1997, after giving effect to net income
(loss) allocated to the General Partner. Cash distributions of $15 per unit were paid to holders in 1998. No cash distributions were paid in 1997.

Concentrations of Credit Risk - The Partnership's financial instruments that are exposed to concentrations of credit risk consist primarily of its cash and cash equivalents. The
Partnership's cash and cash equivalents are maintained in various accounts in FDIC insured institutions. This investment policy limits the Partnership's exposure to concentrations of credit risk.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Impairment of Long-Lived Assets - The Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" during 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1998 and 1997, the Partnership determined that no impairment loss need be recognized for applicable assets of continuing operations.

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

The Partnership currently has a 99% investment in Landsing Private Fund-21 ("P-21") which owns one multi-family rental property, and a 95% investmentin Alpine Center Partners ("ACP") which owns 1.96% of a commercial building under construction. The partnership also owns two retail rental properties, which were formerly owned by CCDP. For financial reporting purposes the Partnership's investments are presented on a consolidated basis.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Partnership's consolidated cash balance totaled $294,000. Cash not required for current operations is placed in federally insured financial instruments, certificates of deposit, and money market funds which can be liquidated as needed. It is the Partnership's intention to maintain adequate cash reserves for its operations.

During the first quarter of 1998, the Partnership experienced a net decrease in cash and cash equivalents of $276,000. As of March 31, 1998, cash and cash equivalents totaled $294,000 versus $570,000 at December 31, 1997.

The Short-Term Loan made to Cattle Creek Development Partners, a Colorado limited partnership ("CCDP"), was partially repaid in December 1996. The remaining loan balance, including accrued and unpaid interest, as of December 31, 1996 was $550,000. The loan was past due and was thus in default as of December 31, 1997.
In 1997, per the terms of the loan agreement between LIF and CCDP, the properties securing the loan, Valley View Business Park and 701 Cooper, became 100% owned by LIF. These inter-company transactions were eliminated in consolidation.

The balance of the short-term loan, and the related interest income and expense, between LIF and CCDP was eliminated in the consolidation of the Partnership's financial statements.

On June 3, 1996, the Partnership made a Short-Term Loan in the principal amount of $550,000 to Alpine Center Partners, a Colorado limited partnership ("ACP"). ACP was organized to acquire one commercial property located in Carbondale, Colorado. The Partnership also made a capital contribution to ACP in the amount of $10,000 and became a Co-General Partner of ACP.

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

For financial reporting purposes, results of operations for P21 and ACP have been shown on a consolidated basis.

RESULTS OF OPERATIONS

Rental revenues were $429,000 for the quarter ended March 31, 1998, a decrease of $10,000 compared to the first quarter of 1997. The decline in rental revenues in 1998 versus 1997 was the result of a decrease in rent payments at 701 cooper.

Operating expenses were $157,000 for the quarter ended March 31, 1998, a decrease of $6,000 compared to the first quarter of 1997.

Net operating income of properties (rental revenue less operating expenses) was $272,000 in 1998, a decrease of $4,000 from 1997.
Management believes net operating income is the best indication of the properties' performance.

Interest income increased from $1,000 in 1997 to $6,000 in 1998. The increase was due to the increase in the Partnership's short-term investments and cash equivalents, and better interest rates on these investments.

Interest expense decreased by $10,000 for the first quarter 1998, compared to the first quarter 1997.

Interest income and interest expense on loans by and between LIF and its investments were eliminated in the consolidation of the Company's financial statements.

Entity level general and administrative expenses, exclusive of that at the property level, decreased $6,000 in 1998 compared to 1997.
Portfolio management fees remained unchanged.

PROPERTY OPERATIONS

Residential Property - The remaining residential property, Whistler Point Apartments, continues to operate at a profit inspite of the very competitive market in which it is located. In 1997, the Partnership continued to make capital improvements to the property to allow it to compete effectively with new competition. The Partnership is continuing this program in 1998 with an expected cost of $150,000. Specific capital expenditures are for new washers and dryers in all units, new microwaves, new carpet and vinyl flooring, carports, and exterior deck improvements. The Partnership anticipates that when this improvement program is completed, the property will be placed on the market for sale in 1998.

Commercial Property - The 701 Cooper Building and the Valley View Business Center had stable occupancy during 1997. However, at the end of the year, the sole tenant of 701 Cooper and CCDP agreed to cancel the remaining term of the lease for a payment of $61,000.
A short-term tenant has occupied the building in January 1998. Both properties, Valley View Business Center and 701 Cooper are currently listed for sale on the market.

Commercial Property - ACP has a 1.96% investment in the Alpine
Center Building. The building was remodeled in 1996 and available for occupancy in 1997. An additional phase of construction is underway, and should be completed by year-end.

OCCUPANCY

Occupancy at all of the Partnership's properties remain high during the first quarter 1998. As of March 31, 1998, occupancy at Whistler Point Apartments was 96%. This occupancy level is expected to be achieved through 1998. Occupancy at properties formerly owned by CCDP averaged 90% as of March 31, 1998. It is expected that all Partnership properties will maintain stable to improved occupancy during 1998.

DISTRIBUTIONS

In March 1998, the Partnership paid a cash distribution of $15 per unit to unit holders of record on February 28, 1998.

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

                                 L I F

Date: May 15, 1998               /s/ Gary K. Barr
                                 Gary K. Barr, President & Director
                                 Landsing Equities Corporation
                                 Managing Partner of the General Partner,
                                 Partners '85