Form 10-Q
period 1998-06-30
LIF
filed 1998-08-14
CIK 757642

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

         Quarterly Report Under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

                  For Quarter Ended June 30, 1998
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


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIF
CONSOLIDATED BALANCE SHEETS, JUNE 30, 1998 AND DECEMBER 31, 1997
(Unaudited) (Dollars in thousands)
                                              June 30,     December 31,
                                                1998           1997
ASSETS
INVESTMENTS IN REAL ESTATE:
Rental properties                            $ 10,325         $ 10,327
Accumulated depreciation                       (2,781)          (2,607)
Rental properties - net                         7,544            7,720

CASH AND CASH EQUIVALENTS (including
  Interest bearing deposits of $464
  in 1998 and $434 in 1997)                       471              570

OTHER ASSETS:
Accounts receivable                               119               49
Prepaid expenses and deposits                      73               19
Deferred organization costs and loan costs
  (net of accumulated amortization of $236
   in 1998 and $212 in 1997)                       88               84
Notes receivable                                1,892            1,851
Total other assets                              2,172            2,003

TOTAL                                        $ 10,187          $10,293

LIABILITIES AND PARTNERS' EQUITY LIABILITIES:
Notes payable                                $  8,054          $ 7,679
Accounts payable                                    2               21
Liability for future improvement                  641              828
Deferred gain on sale of real estate               69               69
Other liabilities                                 208              217
Total liabilities                               8,973            8,814

PARTNERS' EQUITY
    Limited Partners                            1,391            1,632
    General Partners                             (177)            (153)

TOTAL                                        $ 10,187          $10,293

Equity Units Authorized  - Limited Partners    12,820           12,820
                         - General Partners         0                0

Equity Units Outstanding - Limited Partners    12,820           12,820
                         - General Partners         0                0

The accompanying notes are an integral part of the consolidated financial statements.


LIF
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands except per Unit amounts)

                                   Three Months Ended  Six Months Ended
                                        June 30            June 30
                                     1998    1997       1998      1997
REVENUE:
Rental                               $ 411   $ 437      $ 840     $ 876
Interest                                 9       0         16         1
Total revenue                          420     437        855       877

EXPENSE:
Interest                               133     203        283       363
Operating                              170     175        327       338
Depreciation and amortization           96      87        191       170
General and administrative              58      71        105       116
Total expense                          457     536        906       987

Gain from property sale                  1       0          1         0

NET INCOME (LOSS) - Limited Partners $ (36)  $ (99)       (49)     (110)
                  - General Partners     0       0          0         0

NET INCOME (LOSS) PER PARTNERSHIP UNIT
                  - Limited Partners    (3)     (5)        (4)       (9)
                  - General Partners     0       0          0         0

The accompanying notes are an integral part of the consolidated financial statements.


LIF
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY FOR THE
SIX MONTHS ENDED JUNE 30, 1998 AND THE YEAR ENDED DECEMBER 31, 1997
(Unaudited)(Dollars in thousands)
                      ..LIMITED PARTNERS..
                           NUMBER OF              GENERAL     TOTAL
                          PARTNERSHIP             PARTNER     PARTNERS'
                            UNITS       AMOUNT    AMOUNT      DEFICIT
BALANCE, JANUARY 1, 1997    12,820      $1,759    $ (153)     $1,606
Net Loss - 1997                           (127)        0        (127)

BALANCE, DECEMBER 31, 1997  12,820      $1,632    $ (153)     $1,479
Net loss                                   (49)        0         (49)
Distribution                              (192)      (24)       (216)

BALANCE, JUNE 30, 1998     12,820      $1,391    $ (177)     $1,214

The accompanying notes are an integral part of the consolidated financial statements.


LIF
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 31, 1998 AND 1997
(Unaudited) (Dollars in thousands)
                                                 1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                               $ (49)           $(110)
Adjustments to reconcile net increase to net
   cash provided by operating activities:
Depreciation and amortization                     191              155

Change in operating assets and liabilities:
Increase (decrease) in other liabilities           (6)              61
Increase (decrease) in accounts payable            (7)              77
Increase in accounts receivable                   (70)            (584)
(Increase) decrease in deferred expenses          (20)              14
Increase in prepaid expenses                      (55)             (68)
Net cash used in operating activities             (16)            (455)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                              (58)             (40)
Sale of property                                   18                0
Net cash used in investing activities             (40)             (40)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Financing                           244              421
Payment on notes payable                          (72)             (96)
Net (distribution) contribution                  (216)               0
Net cash provided by financing activities         (44)             325

Decrease in cash and cash equivalents             (99)            (170)
Cash and cash equivalents at beginning of period  570              388
Cash and cash equivalents at end of period      $ 471            $ 218

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

In the opinion of the general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

Investment In Real Estate Partnership - At June 30, 1998 and
1997, the Partnership was invested in Landsing Private Fund ("P-21"), a 99%-owned real estate partnership. In 1997, Cattle Creek Development Partners (CCDP) was liquidated into the Partnership. CCDP was originally formed in 1994. For a portion of 1996, the Partnership was invested in Prince Creek Partners ("PCP") and Thompson Creek Partners ("TCP"). In 1996, the properties owned by these partnerships were sold and the partnerships terminated. During 1996, the Partnership invested into 95% of a new entity - Alpine Center Partners ("ACP"). ACP acquired rental real estate in Colorado in 1996.

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

The Partnership currently has a 99% investment in Landsing Private Fund-21 ("P-21") which owns one multi-family rental property, and a 95% investment in Alpine Center Partners ("ACP"). The partnership also owns two retail rental properties, which were formerly owned by CCDP. For financial reporting purposes the Partnership's investments are presented on a consolidated basis.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Partnership's consolidated cash balance totaled $471,000. Cash not required for current operations is placed in federally insured financial instruments, certificates of deposit, and money market funds which can be liquidated as needed. It is the Partnership's intention to maintain adequate cash reserves for its operations.

During the first quarter of 1998, the Partnership experienced a net decrease in cash and cash equivalents of $99,000. As of June 30, 1998, cash and cash equivalents totaled $471,000 versus $570,000 at December 31, 1997.

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

On September 30, 1997, the Partnership's investment in ACP sold
40.20% of the Alpine Center Building to Gary K. Barr (GKB). GKB is the president of the General Partner of LIF. This sale resulted in cash to ACP of $370,000. On September 30, 1997, ACP also sold 45.90% of the Alpine Center Building to Open World Investors (OWI), of which Gary K. Barr is a General Partner. This sale generated cash to ACP of $420,000. ACP deferred a gain on sale from these two transactions of $69,000. ACP provided seller financing to GKB and OWI in the amounts of $864,300 and $986,850 respectively. The partnership's investment in ACP owned 1.96% of the Alpine Center Building on December 31, 1997. ACP reduced its short-term note payable to LIF by $358,000. The balance of the note payable at December 31, 1997 was $227,000. ACP repaid the balance of this note to LIF in June 1998.

On June 29, 1998, ACP sold its remaining 1.96% interest in the Alpine Center Building to Gary K. Barr for $59,000. Cash received in this transaction was $18,000 and ACP provided seller financing in the amount of $41,000 to Mr. Barr.

For financial reporting purposes, results of operations for P21 and ACP have been shown on a consolidated basis.

RESULTS OF OPERATIONS

Rental revenues were $840,000 for the six months ended June 30, 1998, a decrease of $36,000 compared to the first half of 1997. The decline in rental revenues in 1998 versus 1997 was the result of a decrease in rent payments at 701 cooper, and the sale of the Alpine Center Building.

Operating expenses were $327,000 for the quarter ended June 30, 1998, a decrease of $11,000 compared to the first half of 1997.

Net operating income of properties (rental revenue less operating expenses) was $513,000 in 1998, a decrease of $25,000 from 1997.
Management believes net operating income is the best indication of the properties' performance.

Interest income increased from $1,000 in 1997 to $16,000 in 1998.
The increase was due to the increase in the Partnership's short-term investments and cash equivalents, and better interest rates on these investments.

Interest expense decreased by $80,000 for the first half of 1998, compared to the first half of 1997.

Interest income and interest expense on loans by and between LIF and its investments were eliminated in the consolidation of the Company's financial statements.

Entity level general and administrative expenses, exclusive of that at the property level, decreased $11,000 in 1998 compared to 1997.
Portfolio management fees remained unchanged.

PROPERTY OPERATIONS

Residential Property - The remaining residential property, Whistler Point Apartments, continues to operate at a profit inspite of the very competitive market in which it is located. In 1997, the Partnership continued to make capital improvements to the property to allow it to compete effectively with new competition. The Partnership is continuing this program in 1998 with an expected cost of $150,000. Specific capital expenditures are for new washers and dryers in all units, new microwaves, new carpet and vinyl flooring, carports, and exterior deck improvements. The Partnership has placed the property on the market for sale.

Commercial Property - The 701 Cooper Building and the Valley View Business Center had stable occupancy during 1997. However, at the end of the year, the sole tenant of 701 Cooper and CCDP agreed to cancel the remaining term of the lease for a payment of $61,000.
A short-term tenant has occupied the building since January 1998. Both properties, Valley View Business Center and 701 Cooper are currently listed for sale on the market.

OCCUPANCY

Occupancy at all of the Partnership's properties remain high during the first half of 1998. As of June 30, 1998, occupancy at Whistler Point Apartments was 96%. This occupancy level is expected to be achieved through 1998. Occupancy at properties formerly owned by CCDP averaged 90% as of June 30, 1998. It is expected that all Partnership properties will maintain stable to improved occupancy during 1998.

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

                                 L I F

Date: August 15, 1998            /s/ Gary K. Barr
                                 Gary K. Barr, President & Director
                                 Landsing Equities Corporation
                                 Managing Partner of the General Partner,
                                 Partners '85