Form 10-Q
period 1998-09-30
LIF
filed 1998-11-16
CIK 757642

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

         Quarterly Report Under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

                  For Quarter Ended September 30, 1998
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


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIF
CONSOLIDATED BALANCE SHEETS, SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
(Unaudited) (Dollars in thousands)
                                           September 30,   December 31,
                                                1998           1997
ASSETS
INVESTMENTS IN REAL ESTATE:
Rental properties                            $ 10,349         $ 10,327
Accumulated depreciation                       (2,869)          (2,607)
Rental properties - net                         7,480            7,720

CASH AND CASH EQUIVALENTS (including
  Interest bearing deposits of $454
  in 1998 and $434 in 1997)                       460              570

OTHER ASSETS:
Accounts receivable                               147               49
Prepaid expenses and deposits                     112               19
Deferred organization costs and loan costs
  (net of accumulated amortization of $244
   in 1998 and $212 in 1997)                       80               84
Notes receivable                                1,892            1,851
Total other assets                              2,231            2,003

TOTAL                                        $ 10,172          $10,293

LIABILITIES AND PARTNERS' EQUITY LIABILITIES:
Notes payable                                $  8,021          $ 7,679
Accounts payable                                    7               21
Liability for future improvement                  641              828
Deferred gain on sale of real estate               69               69
Other liabilities                                 241              217
Total liabilities                               8,979            8,814

PARTNERS' EQUITY
    Limited Partners                            1,370            1,632
    General Partners                             (177)            (153)

TOTAL                                        $ 10,172          $10,293

Equity Units Authorized  - Limited Partners    12,820           12,820
                         - General Partners         0                0

Equity Units Outstanding - Limited Partners    12,820           12,820
                         - General Partners         0                0

The accompanying notes are an integral part of the consolidated financial statements.


LIF
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands except per Unit amounts)

                                  Three Months Ended  Nine Months Ended
                                     September 30        September 30
                                     1998    1997       1998      1997
REVENUE:
Rental                               $ 404   $ 421     $1,244    $1,297
Interest                                 4      49         20        50
Total revenue                          408     470      1,265     1,347

EXPENSE:
Interest                               136     164        419       527
Operating                              158     169        485       507
Depreciation and amortization           96      90        287       260
General and administrative              39      34        144       150
Total expense                          429     457      1,335     1,444

Gain from property sale                  0     563          1       563

NET INCOME (LOSS) - Limited Partners $ (20)  $ 576        (69)      467
                  - General Partners     0       0          0         0

NET INCOME (LOSS) PER PARTNERSHIP UNIT
                  - Limited Partners    (2)     45         (5)       36
                  - General Partners     0       0          0         0

The accompanying notes are an integral part of the consolidated financial statements.


LIF
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY FOR THE NINE
MONTHS ENDED SEPTEMBER 30, 1998 AND THE YEAR ENDED DECEMBER 31, 1997
(Unaudited)(Dollars in thousands)
                      ..LIMITED PARTNERS..
                           NUMBER OF              GENERAL     TOTAL
                          PARTNERSHIP             PARTNER     PARTNERS'
                            UNITS       AMOUNT    AMOUNT      DEFICIT
BALANCE, JANUARY 1, 1997    12,820      $1,759    $ (153)     $1,606
Net Loss - 1997                           (127)        0        (127)

BALANCE, DECEMBER 31, 1997  12,820      $1,632    $ (153)     $1,479
Net loss                                   (69)        0         (69)
Distribution                              (192)      (24)       (216)

BALANCE, SEPTEMBER 30, 1998 12,820      $1,370    $ (177)     $1,193

The accompanying notes are an integral part of the consolidated financial statements.


LIF
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
NINE MONTHS ENDED SEPTEMBER 31, 1998 AND 1997
(Unaudited) (Dollars in thousands)
                                                 1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                               $ (69)           $ (97)
Adjustments to reconcile net increase to net
   cash provided by operating activities:
Depreciation and amortization                     287              238

Change in operating assets and liabilities:
Increase (decrease) in other liabilities           27              835
Increase (decrease) in accounts payable            (2)              (1)
Increase in accounts receivable                   (98)            (837)
(Increase) decrease in deferred expenses          (20)              21
Increase in prepaid expenses                      (94)             (93)
Net provided by operating activities               31               66

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                              (82)            (470)
Sale of property                                   18              790
Net cash used in investing activities             (64)             320

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Financing                           244               48
Payment on notes payable                         (105)            (350)
Net (distribution) contribution                  (216)               0
Net cash provided by financing activities         (77)            (302)

Decrease in cash and cash equivalents            (110)              84
Cash and cash equivalents at beginning of period  570              387
Cash and cash equivalents at end of period      $ 460            $ 471

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

In the opinion of the general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

Investment In Real Estate Partnership - At September 30, 1998 and 1997, the Partnership was invested in Landsing Private Fund ("P-21"), a 99%-owned real estate partnership. In 1997, Cattle Creek Development Partners (CCDP) was liquidated into the Partnership. CCDP was originally formed in 1994. For a portion of 1996, the Partnership was invested in Prince Creek Partners ("PCP") and Thompson Creek Partners ("TCP"). In 1996, the properties owned by these partnerships were sold and the partnerships terminated. During 1996, the Partnership invested into 95% of a new entity - Alpine Center Partners ("ACP"). ACP acquired rental real estate in Colorado in 1996. The Partnership interest in ACP was sold in 1998.

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

The Partnership currently has a 99% investment in Landsing Private Fund-21 ("P-21") which owns one multi-family rental property. The partnership also owns two retail rental properties, which were formerly owned by CCDP. For financial reporting purposes the Partnership's investments are presented on a consolidated basis.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Partnership's consolidated cash balance totaled $460,000. Cash not required for current operations is placed in federally insured financial instruments, certificates of deposit, and money market funds which can be liquidated as needed. It is the Partnership's intention to maintain adequate cash reserves for its operations.

Through the first three quarters of 1998, the Partnership experienced a net decrease in cash and cash equivalents of $110,000. As of September 30, 1998, cash and cash equivalents totaled $460,000 versus $570,000 at December 31, 1997.

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

RESULTS OF OPERATIONS

Rental revenues were $1,244,000 for the nine months ended September 30, 1998, a decrease of $53,000 compared to the same period in 1997. The decline in rental revenues in 1998 versus 1997 was the result of a decrease in rent payments at 701 cooper, and the sale of the Alpine Center Building.

Operating expenses were $485,000 for the period ended September 30, 1998, a decrease of $22,000 compared to the same period in 1997.

Net operating income of properties (rental revenue less operating expenses) was $780,000 in 1998, a decrease of $60,000 from 1997.
Management believes net operating income is the best indication of the properties' performance.

Interest expense decreased by $108,000 for the first three quarters of 1998, compared to the same period in 1997.

Interest income and interest expense on loans by and between LIF and its investments were eliminated in the consolidation of the Company's financial statements.

Entity level general and administrative expenses, exclusive of that at the property level, decreased $6,000 in 1998 compared to 1997.
Portfolio management fees remained unchanged.

PROPERTY OPERATIONS

Residential Property - The remaining residential property, Whistler Point Apartments, continues to operate at a profit. In 1997, the Partnership continued to make capital improvements to the property to allow it to compete effectively with new competition. The Partnership is continuing this program in 1998 with an expected cost of $150,000. Specific capital expenditures are for new washers and dryers in all units, new microwaves, new carpet and vinyl flooring, carports, and exterior deck improvements. Whistler Point Apartments are currently under contract for sale. The sale is scheduled to occur in early 1999. There is no guarantee that such sale will take place. Proceeds from such sale will be distributed.

Commercial Property - The 701 Cooper Building and the Valley View Business Center had stable occupancy during 1997. However, at the end of the year, the sole tenant of 701 Cooper and CCDP agreed to cancel the remaining term of the lease for a payment of $61,000. Both properties, Valley View Business Center and 701 Cooper are currently listed for sale on the market.

OCCUPANCY

Occupancy at all of the Partnership's properties remain high during the first three quarters of 1998. As of September 30, 1998, occupancy at Whistler Point Apartments was 96%. This occupancy level is expected to be achieved through 1998. Occupancy at properties formerly owned by CCDP averaged 70% as of September
30, 1998. It is expected that all Partnership properties will maintain stable to improved occupancy during 1998.

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

                                 L I F

Date: November 15, 1998          /s/ Gary K. Barr
                                 Gary K. Barr, President & Director
                                 Landsing Equities Corporation
                                 Managing Partner of the General Partner,
                                 Partners '85