Form 10-K
period 1998-12-31
LIF
filed 1999-04-02
CIK 757642

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549
                           FORM 10-K
     [X]  Annual Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
            For the Fiscal Year Ended December 31, 1998
   [  ]  Transition Report Pursuant to Section 13 or 15(a) of the
                  Securities Exchange Act of 1934
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

                                     LIF
                                  FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS
Item No.      Name of Item

Part I
 Item 1.      Business
 Item 2.      Properties
 Item 3.      Legal Proceedings

 Item 4.      Submission of Matters to a Vote of Security Holders

Part II

 Item 5.      Market for Resigtrant's Common Equity and Related
              Shareholders Matters
 Item 6.      Selected Financial Data
 Item 7.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations

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

 Item 13.      Certain Relationships and Related Transactions

Part IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures
Index to Consolidated Financial Statements and Supplemental
Consolidated Financial Statement Schedules Included in the Form 10-K

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

The Partnership currently has an investment in Landsing Private Fund-21 ("P-21") which owns one multi-family rental property and Alpine Center Partners ("ACP") which owns Notes receivables from the buyers of the Alpine Center Building. The Partnership owns two retail rental properties, which in prior years were owned by Cattle Creek Development Partners (CCDP). CCDP was liquidated into LIF in 1997. For financial reporting purposes the Partnership's investments are presented on a consolidated basis.

Results of the Partnership's operations depend primarily upon the successful operation of its investments. The yields (return on capital) available on equity ownership of investments in income-producing and other types of real estate investments depend to a large extent upon the ability to lease or rent the property, the geographic location of the property, competition and other factors, none of which can be predicted with any certainty.

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


ITEM 2. PROPERTIES
A description of the income-producing properties which the Partnership owned at December 31, 1998 is as follows:
                                            Financial
                                            Occupancy                 Average
                                 Net        For the      Physical    Effective
                                 Rentable   Year Ended   Occupancy    Rental
Name & Location         Type     Sq. Ft.    12/31/98     At 12/31/98   Rate
                                             (1)          (2)           (3)
Whistler Point Apt   Residential  140,230    97%          98%          $ 10
Boise, Idaho

Valley View
Business Center
Glenwood Springs, CO   Retail      20,750    90%          88%          $ 13

701 Cooper
Glenwood Springs, CO   Commercial   2,937     0%           0%          $  0

(1) Expressed as a percentage, it compares the actual dollar amount of rent received with the dollar amount of rent which would be received if the property were fully leased.

(2) Physical occupancy denotes the percentage of net rentable square footage leased as of a certain date.

(3) Represents the average effective rental rates, per square foot, for the year ended December 31, 1998.


Each of the Partnership's properties are subject to encumbrances. Reference is made to Note 6 in the financial statements filed as part of this annual report for information regarding such encumbrances.

ITEM 3. LEGAL PROCEEDINGS

Continued from 1996, the Partnership, through CCDP, has had a lawsuit filed against it by one tenant alleging loss of business during the re-development of CCDP's property. The case has been heard by a judge and a court ruling is pending. CCDP's defense is being paid by its insurance carrier. The Partnership's insurance carrier has retained a reservation of rights against the Partnership. An estimate of potential loss is up to $96,000. An accrual for this loss has not been made as of December 31, 1998. See Note 9 to the Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of the limited partners (the
"Limited Partners") through the solicitation of proxies or otherwise, during the fourth quarter of 1998.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED SHAREHOLDERS MATTERS

There is no established public trading market for the Units of Limited
Partnership interest of the Partnership and there are substantial restrictions on the transferability of such Units imposed by federal and state securities laws and by the Limited Partnership Agreement.
The approximate number of record holders of Units of the Partnership as of January 1, 1999, is 889.

The Limited Partners of the Partnership are entitled to certain distributions under the Amended and Restated Certificate and Agreement of Limited
Partnership of the Partnership. A cash distribution of $15 per unit, to unit holders of record on February 28, 1998, was paid in March 1998.

The General Partner has declared a cash distribution of $250 per unit to unit holders of record on February 28, 1999, to be paid in April 1999.

ITEM 6. SELECTED FINANCIAL DATA
        (In thousands, except per unit amount)

                                      . . . . . . .DECEMBER 31 . . . . . . .
                                      1998     1997    1996    1995     1994
Total Revenues                     $ 1,661  $ 1,781   $1,517  $1,567  $1,361
Net Income (Loss)                     (159)    (127)    (136)    (52)     27
Net Income (Loss) Per Unit (1)         (12)     (10)     (11)     (4)      2
Total Assets                         9,950   10,293    9,864   9,076   8,153
Long-term Obligations - Net          8,470    7,679    7,960   6,897   5,591
Cash Distributions-Limited Partners    192        0      192     385     385
Paid Per Unit (1)                       15        0       15      30      30

(1) Based on a weighted average of 12,820 limited partnership units outstanding in 1998, 1997, 1996, 1995, and 1994.


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

The Partnership currently has a 99% investment in Landsing Private Fund-21 ("P-21") which owns one multi-family rental property, and a 95% investment in Alpine Center Partners ("ACP") which owns Notes receivables from the buyers of the Alpine Center Building. The partnership also owns two retail rental properties, which were formerly owned by CCDP. For financial reporting purposes the Partnership's investments are presented on a consolidated basis.

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 1998, the Partnership's consolidated cash balance totaled $566,000. Cash not required for current operations is placed in federally insured bank accounts, certificates of deposit, and money market funds which can be liquidated as needed. It is the Partnership's intention to maintain adequate cash reserves for its operations.

As of December 31, 1998, cash and cash equivalents totaled $566,000 versus $570,000 at December 31, 1997 for a net decrease of $4,000.

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

On June 30, 1998, ACP sold its remaining 1.96% interest in the Alpine Center Building to Gary K. Barr for $59,000. ACP received cash proceeds of $17,000 and provided seller financing in the amount of $42,000. ACP's short-term note payable to LIF was paid off in June 1998.

For financial reporting purposes, results of operations for P21, and ACP have been shown on a consolidated basis.

RESULTS OF OPERATIONS
Rental revenues were $1,635,000 in 1998, a decrease of $94,000 or 5% compared with 1997. Rental revenues were $1,729,000 in 1997, an increase of $246,000 or approximately 17% from 1996. The decline in rental revenues in 1998 versus 1997 was the result of the lack of lease revenue from the 701 Cooper Avenue property in 1998, which was leased for the entire year in 1997. The improvement in revenues in 1997 as compared to 1996 was the result of the lease-up of the Alpine Center, improved occupancy and rates at Whistler
Point Apartments and an increase in rent payments at 701 Cooper.

Operating expenses were $712,000 in 1998, an increase of $46,000 or 7% from 1997. Operating expenses were $666,000 in 1997, an increase of $71,000 or 12% from 1996. The increase of operating expenses in 1997 versus 1996 was the result of having more properties operating for the entire year in 1997 as compared to 1996. The increase in operating expenses in 1998 was the result of writing off accounts receivable. Maintenance and repairs decreased 9%, and general and administrative costs decreased 5%. Other operating costs remained constant with 1997 levels.

Net operating income of properties (rental revenue less operating expenses) was $922,000 in 1998, a decrease of $141,000 or 14% from 1997. Management believes net operating income is the best indication of the properties' performance.

Interest income decreased 50% from $52,000 in 1997 to $26,000 in 1998. The decrease was due to the decrease in the Partnership's short-term investments and cash equivalents.

Interest expense decreased $104,000 from 1997 to 1998. The decrease was due to lower average outstanding loan balances in 1998.

Interest income and interest expense on loans by and between LIF and its investments, ACP and CCDP, were eliminated in the consolidation of the Company's financial statements.
Entity level general and administrative expenses, exclusive of that at the property level, increased $3,000 in 1998 compared to 1997. Portfolio management fees remained unchanged.

Net loss for 1998 was $159,000. This includes gain from property sales of $22,000. Net loss from operations in 1998 was $181,000. The net loss for 1997 was $127,000, an improvement of $9,000 from 1996's loss.

PROPERTY OPERATIONS
Residential Property - The remaining residential property, Whistler Point Apartments, operated at a profit in 1998 in spite of the very competitive market in which it is located. The Partnership continued to make capital improvements to the property to allow it to compete effectively with new competition. Specific capital expenditures are for new washers and dryers in all units, new microwaves, new carpet and vinyl flooring, carports, and exterior deck improvements. The property was placed on the market for sale in 1998, and was under sale contract as of 12/31/98. The property was sold on 2/26/99.

Commercial Property - The 701 Cooper Building was not occupied during 1998. The Valley View Business Center had stable occupancy during 1998. Valley View Business Center and 701 Cooper are currently listed for sale. The Properties are valued at the lower of cost or market.

OCCUPANCY
Occupancy at the Partnership's properties remained high in 1998, with the exception of the 701 Cooper Building. As of December 31, 1998, occupancy at Whistler Point Apartments was 97% and the Valley View Business Center ended the year at 90% occupancy.

DISTRIBUTIONS
The General Partner declared a cash distribution of $15 per unit to unit holders of record on February 28, 1998, that was paid in March 1998. The General Partner has declared a cash distribution of $250 per unit to unit holders of record on February 28, 1999, to be paid in April 1999.

INFLATION
The effect of inflation on the Partnership's operations have been no greater than the effect on the economy as a whole. Because of competitive conditions, market rate rents may increase or decrease disproportionately with inflation while property operating costs continue to follow inflationary trends. Inflationary conditions are not expected to have a major impact on the Partnership during 1999.

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

Landsing Equities Corporation was incorporated in California in 1983. It is a wholly owned subsidiary of The Landsing Corporation which has acted as a sponsor of real estate investment programs, providing property acquisition and management services.

Gary K. Barr is the Director and President of Landsing Equities
Corporation. His principal occupation during the last five years or more, and certain other affiliations are set forth below:

Gary K. Barr. Mr. Barr serves as Chairman and Chief Executive Officer of Pacific Coast Capital and served as President and Director of Landsing Pacific Fund from its inception in November, 1988 to July, 1992. Mr. Barr received a Bachelor of Science degree in Mechanical Engineering from Oklahoma State University in 1967 and a Master of Business Administration degree from the Stanford University Graduate School of Business in 1972. Mr. Barr served on the Board of Governors of the National Association of Real Estate Investment Trusts and on its Editorial Board. Mr. Barr has also served as President of the California Chapter of the Real Estate Securities and Syndication Institute of the National Association of Realtors ("RESSI"), which has awarded him the designation of Specialist in Real Estate Securities. Since 1983, he has served on the Board of Directors of Silicon Valley Bancshares. In 1989 he authored the book J.K. Lasser's "Real Estate Investment Guide" published by Prentice Hall.

ITEM 11. EXECUTIVE COMPENSATION

The Director and President of Landsing Equities Corporation does not receive compensation from the Partnership. However, the General Partner, Partners '85, has contracted with Pacific Coast Capital, an affiliate, for the provision of certain asset management and administrative services. During 1998, Pacific Coast Capital received management fees of $112,000, which were determined based on expenses incurred in order to operate the Partnership. In addition, Pacific Coast Capital was paid $89,000 for property management services. These property management fees were based on 2% of the monthly property revenues received from Whistler
Point Apartments. See Item 13, Certain Relationships and Related Transactions for further information.

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

The Partnership has entered into a property management agreement with Pacific Coast Capital for the management of the Partnership's property. During 1998, the Partnership paid Pacific Coast Capital approximately $89,000 for property management and leasing services.

The Partnership has retained Pacific Coast Capital to serve as advisor and to manage the day-to-day operations of the Partnership. Pacific Coast Capital is to perform these services based on reimbursement of costs incurred but in no case are these to exceed those which the Partnership would have to pay independent parties for comparable services. During 1998, the Partnership paid Pacific Coast Capital expense reimbursements of $112,000.

For information concerning the agreements between the Partnership and the affiliates of The Landsing Corporation, see Note 3 of Notes to Financial Statements filed as part of this Annual Report.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)   1. Financial Statements
          See the Index on page F-1.

       2. Financial Statement Schedules
          See the Index on page F-1.

       3. Exhibits
          See the Exhibit Index which immediately precedes the Exhibits filed with this Report.

 (b) No reports were filed by the Partnership on Form 8-K during the fourth quarter ended December 31, 1998.

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

                               LIF

                               By: Partners '85

                               By: Landsing Equities Corporation,
                                   General Partner

March 31, 1999                     By:  /s/ Gary K. Barr
                                       GARY K. BARR, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

March 31, 1999                         /s/ Gary K. Barr
                                      GARY K. BARR, President and Director
                                      Landsing Equities Corporation
                                      (Principal Executive Officer)

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

LIF
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL
CONSOLIDATED FINANCIAL STATEMENT SCHEDULES INCLUDED IN THE FORM 10-K

Report of Independent Accountants

Financial Statements:

Consolidated Balance Sheets, December 31, 1998 and 1997

Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1997 and 1996

Consolidated Statements of Changes in Partners' Equity for the Years
  Ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements

Supplemental Consolidated Financial Statement Schedule:
Schedule III - Real Estate and Accumulated Depreciation for the Year Ended December 31, 1998

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of LIF:

We have audited the accompanying consolidated financial statements and consolidated financial statement schedule of LIF and subsidiaries listed in the index on page F-1 of this Form 10-K as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LIF and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

DALBY, WENDLAND & CO., P.C.
Glenwood Springs, Colorado

February 28, 1999


LIF
CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1998 AND 1997
(In thousands except for Partnership Units)

                                                      1998          1997
ASSETS

INVESTMENT IN REAL ESTATE:
Rental property                                    $10,370        $10,327
Accumulated depreciation                            (2,958)        (2,607)
Rental property - net                                7,412          7,720

CASH AND CASH EQUIVALENTS (including interest
 bearing deposits of $562 in 1998 and $434 in 1997)    566            570

OTHER ASSETS:
Accounts receivable - net                               84             49
Deferred loan costs, net of accumulated
 amortization of $242 in 1998 and $212 in 1997          72             84
Prepaid expenses                                        23             19
Notes receivables                                    1,793          1,851
Total other assets                                   1,972          2,003

TOTAL                                              $ 9,950        $10,293

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Notes payable                                      $ 8,470        $ 7,679
Accounts payable                                        24             21
Liability for future improvements                       83            828
Other liabilities                                      267            217
Deferred gain on real estate                             0             69
Total liabilities                                    8,844          8,814

PARTNERS' EQUITY
  Limited Partners                                   1,281          1,632
  General Partners                                    (175)          (153)

TOTAL                                              $ 9,950        $10,293

Equity Units Authorized  - Limited Partners         12,820         12,820
                         - General Partners              0              0

Equity Units Outstanding - Limited Partners         12,820         12,820
                         - General Partners              0              0

The accompanying notes are an integral part of the consolidated financial statements.


LIF
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(In thousands except Partnership units)
                                           1998       1997       1996
REVENUES:
Rental                                   $1,635     $1,729     $1,483
Interest                                     26         52         34
Total revenues                            1,661      1,781      1,517

EXPENSES:
Interest                                    558        662        533
Operating                                   712        666        595
Depreciation and amortization               382        386        343
General and administrative                  190        194        218
Total expenses                            1,842      1,908      1,689

Gain from sale of real estate                22          0         36
NET LOSS                                 $ (159)    $ (127)    $ (136)

Net loss - Limited Partners              $ (159)    $ (127)    $ (136)
Net income (loss) - General Partners     $    0     $    0     $    0
NET LOSS PER PARTNERSHIP UNIT
    Limited Partners                     $  (12)     $ (10)    $  (11)
    General Partners                     $    0      $   0     $    0

The accompanying notes are an integral part of the consolidated financial statements.


LIF
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(In thousands, except Partnership units)
                               LIMITED PARTNERS
                                   NUMBER OF              GENERAL   TOTAL
                                  PARTNERSHIP             PARTNER   PARTNERS'
                                     UNITS      AMOUNT    AMOUNT    EQUITY
BALANCE, JANUARY 1, 1996            12,820      $2,087    $(158)    $1,929
Net loss - 1996                                   (136)       0       (136)
Distribution - 1996                               (192)     (22)      (214)
Contributions - 1996                                 0       27         27

BALANCE, DECEMBER 31, 1996          12,820      $1,759    $(153)    $1,606
Net loss - 1997                                   (127)       0       (127)

BALANCE, DECEMBER 31, 1997          12,820      $1,632    $(153)    $1,479

Net loss December 31, 1998                      $ (159)       0       (159)
Distribution - 1998                               (192)     (22)      (214)

BALANCE, DECEMBER 31, 1998          12,820      $1,281    $(175)    $1,106

The accompanying notes are an integral part of the consolidated financial statements.


LIF
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(In thousands)
                                                 1998        1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                       $ (159)    $  (127)    $ (136)
Gain on sale of property                          (22)          0        (36)
Adjustments to reconcile net loss to
 net cash provided by operating activities:
Depreciation and amortization                     382         389        343
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable        (35)        (40)         6
Decrease (increase) in prepaid expenses
  and deposits                                     (4)         10        (12)
(Increase) in deferred costs                      (19)          0          0
(Decrease) increase in accounts payable            86          28        (51)
(Decrease) increase in other liabilities          (33)        (13)        24
Net cash provided by operating activities         196         247        138

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                             (102)       (584)      (825)
Proceeds from sale of investment property          17         800        208
Investment in short-term investments                0           0         99
Payments on notes receivable                      100           0          0
Net cash provided by (used in)
  investing activities                             15         216       (518)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing                           137           0        563
Distributions                                    (214)          0       (187)
Payments on notes payable                        (138)       (281)      (164)
Net cash provided by (used in)
  financing activities                           (215)       (281)       212

Increase (decrease) in cash and
 cash equivalents                                  (4)        182       (168)
Cash and cash equivalents at beginning of year    570         388        556

Cash and cash equivalents at end of year       $  566     $   570     $  388

The accompanying notes are an integral part of the consolidated financial statements.


LIF
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except Partnership unit amounts)

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

Investment In Real Estate Partnership - At December 31, 1998 and 1997, the Partnership was invested in Landsing Private Fund ("P-21"), a 99%-owned real estate partnership. In 1997, Cattle Creek Development Partners (CCDP) was liquidated into the Partnership. CCDP was originally formed in 1994. For a portion of 1996, the Partnership was invested in Prince Creek Partners ("PCP") and Thompson Creek Partners ("TCP"). In 1996, the properties owned by these partnerships were sold and the partnerships terminated. During 1996, the Partnership invested into 95% of a new entity - Alpine Center Partners ("ACP"). ACP acquired rental real estate in Colorado in 1996.

Consolidation of Investment in Real Estate Partnerships - For financial reporting purposes, the Partnership consolidates the operations of it's investment in real estate partnerships with that of the Partnership. All significant intercompany transactions, including notes payable/receivable and short-term loans/receivables, and balances have been eliminated. Minority interest was insignificant at December 31, 1998 and 1997.

Rental Property - Rental property is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives ranging from five to forty years. Major additions and betterments are capitalized at cost, while maintenance and repairs which do not improve or extend the life of the respective assets are expensed currently. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any gain or loss on disposal is included in the results of operations. Rental property held for sale is valued at lower of cost or market.

Deferred Loan Costs - Loan fees are deferred and amortized over the life of the related note payable.

Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents, and note receivables.

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

Net Income (Loss) Per Partnership Unit - Net Income (Loss) per partnership unit is based on weighted average units outstanding of 12,820 in 1998, 1997 and 1996, after giving effect to net income (loss) allocated to the General Partner. Cash distributions of $15 per unit were paid to limited partnership unit holders in 1998. No cash distributions were paid in 1997.
Concentrations of Credit Risk - The Partnership's financial instruments that are exposed to concentrations of credit risk consist primarily of its cash and cash equivalents. The Partnership's cash and cash equivalents are maintained in various accounts in FDIC insured institutions. This investment policy limits the Partnership's exposure to concentrations of credit risk.
The note receivables outstanding are held by two related parties (see Note 4). Due to the related party nature of the receivables and the intention of the related parties to obtain permanent financing from a bank within the next six months, credit risk is considered minimal.

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

Effective January 1, 1998, the Partnership adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial condition. However, the Partnership had no items of comprehensive income at December 31, 1998.

Effective January 1, 1998, the Partnership adopted SFAS No. 131, "Disclosures About Segments Of An Enterprise And Related Information." However, the Partnership does not have any reportable segments at December 31, 1998.

Year 2000 - The Partnership is aware of the Year 2000 conversion issue. It is Management's assertion that the current accounting system utilized by the Partnership has the capability to accommodate the Year 2000 issue. Management has also considered outside parties the Partnership conducts business with. It is their belief that these outside parties are already Year 2000 compliant or will be by mid-1999. Management does not believe there will be a significant impact on the Partnership's operations.


Fair Value of Financial Instruments - The fair value of certain financial assets carried at cost, including cash and cash equivalents and accounts receivable, are considered to approximate their respective Fair value. The fair value of accrued liabilities is considered to approximate their respective book values due to their short-term nature. The valuation of notes receivable and notes payable with floating rates is estimated to be the same as carrying value. Fair value of notes payable with fixed rates is estimated based on quoted market prices for similar issues. At
December 31, 1998 and 1997, fair value of notes payable approximates carrying value.

Reclassifications - certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

2.  ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31, 1998:

Tenant receivables                       $138

Allowance for doubtful accounts           (54)

Net account receivables                  $ 84


3. RELATED PARTY TRANSACTIONS

The Partnership has entered into agreements with Pacific Coast Capital.
Advisory services for investment management, general and administrative and property management are provided by Pacific Coast Capital.  The General
Partner is an affiliate of Pacific Coast Capital.  The related party transactions delineated in the Partnership Agreement with affiliates of the
General Partner are as follows:
                                                1998      1997      1996
General and Administrative Support Fees        $ 112     $ 103     $ 103

Property Management                            $  89     $  36     $  25

Accounts Receivable                            $   0     $  17     $   0


In addition, expenses related to the sale of Whistler Point in the amount of $13 were paid to Pacific Coast Capital in 1998.

The Partnership had receivables of $30 from Partners 85, the general partner, $16 from Open World Investors, Ltd., whose general partner is Gary K. Barr, $10 from Anne Cooke, a minority owner of ACP, and $5 from Crystal River Enterprises, an entity of common control, for the year ended December 31, 1998.

During 1998 and 1997, the Partnership had a sale transaction with the President of the General Partner and another entity. (See Note 4).

4.  NOTES RECEIVABLE

On June 30, 1998, Alpine Center Partnership sold its 1.96% investment in the Alpine Center Building to Gary K. Barr. This sale transaction included the exchange of cash and a note receivable.

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

The notes receivable generated from the sale to Barr and Open World Investors, Ltd., were $806 and $987, respectively. The terms of the notes receivable are the same as the financing terms ACP has with the bank and LIF on loans secured by the Alpine Center Building. The notes receivable from these sales are directly in proportion to the notes payable to Alpine Bank and Barr. There is no equity built in to these notes. When these notes payable are re-financed in the name of the new owners, these notes receivable will be eliminated, as will the notes payable that they offset. See discussion of credit risk at Note 1.

The sales agreements stipulate that each buyer assume debt that ACP has related to the Alpine Center Building up to their respective percentage ownership except for the sale to the unrelated third party, whose debt assumption was capped at $256. Management does not expect the debt to be assumed by the unrelated third party to exceed this amount.

At the dates of the sales, the Alpine Center Building consisted of land, one existing commercial building and one commercial building (Phase II) planned for construction after 1997. The liability for future improvements at December 31, 1997 of $828 represents the estimated future costs of constructing Phase II. The gain on the sale of the Alpine Center
Building was deferred at December 31, 1997. During 1998, the Phase II portion of the building construction of the Alpine Center was completed.
The Partnership realized a net gain of $22 through the completion of Phase II and the sale of the Alpine Center Building.


5.  RENTAL PROPERTY

Rental property consists of the following at December 31:
                                      1998      1997      1996
Land                               $ 1,512   $ 1,520   $ 1,922
Building and improvements            8,858     8,807     9,601
                                    10,370    10,327    11,523

Accumulated depreciation            (2,958)   (2,607)   (2,282)
                                   $ 7,412   $ 7,720   $ 9,241


Depreciation expense was $351, $325 and $304 for the years ended December 31, 1998, 1997 and 1996, respectively.

The residential leases are generally for a term of one year or less or are on a month-to-month basis. Retail leases range from one to five years in length.


6.  NOTES PAYABLE

Notes payable consists of the following at December 31:
                                                             1998      1997
First note payable bears interest at 8%, matures
  September, 2000, and is collateralized by
  Whistler Point Apartments. The note requires monthly
  payments of principal and interest of $42 per month.
  In addition, the note is guaranteed by The Landsing
  Corporation.                                             $5,207   $5,301

First note payable collateralized by the Valley View
  Business Park, with an interest rate of 9.00%, and
  monthly payments of $11, matures December, 2000.            997    1,035

Second note payable collateralized by the Valley View
  Business Park, with an interest rate of 8.5% and monthly
  payments of $2, matures August, 2004.                       160      162

First note payable collateralized by 701 Cooper commercial
  building, with an interest rate of 9.99% and monthly
  payments of $3, matures October, 2001.                      313      319

First note payable collateralized by Alpine Center, with
  an interest rate of 8.75% and monthly payments of $9,
  matures June, 1999.                                       1,600      862

Second note payable collateralized by Alpine Center,
  with an interest rate of 8.25%, and monthly payments
  interest only, matures June, 1999                           193        0

TOTAL                                                      $8,470   $7,679


The Partnership paid interest of $558 in 1998, $658 in 1997, and $533 in 1996.

Principal payments required in future years are as follows:
            1999         $ 2,031
            2000           5,984
            2001              10
            2002              11
            2003              12
            Thereafter       422
            Total        $ 8,470


7.  RENTAL PROPERTIES UNDER OPERATING LEASES

Minimum future rents from rental properties under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 1998, are as follows:

           1999            $ 120
           2000              114
           2001               86
           2002                3
           2003                0
          Total            $ 323


Annual rents at Whistler Point Apartments are not included since the leases are generally less than one year. Whistler Point Apartments average annual rents collected from 1996 to 1998 were $1,345 per year.

8.   RECONCILIATION TO INCOME TAX BASIS OF ACCOUNTING

The difference at December 31, 1998, 1997 and 1996, between the basis of accounting used in the accompanying consolidated financial statements and the income tax basis used to file the Partnership's federal income tax return are as follows:

                                                         Restated    Restated
                                               1998        1997        1996
Net loss                                    $  (159)    $  (127)     $  (136)
Remove book (income) loss from partnership
  investments                                  (137)         93           96
Difference in book vs. tax loss from
  partnerships                                 (195)         26         (175)
Decrease from difference in basis and
  use of accelerated depreciation methods        12           0            0
Difference in sale of Alpine Center Building     82           0            0
Allowance for doubtful accounts                  54           0            0
Other                                            (3)          0            0
Net income (loss) - tax basis               $  (346)    $    (8)     $  (215)

Estimated cost to complete                  $    82     $     0      $     0
Partners' equity                              1,106       1,479      $ 1,606
Remove equity in partnership investments          0           0         (383)
Restatement of cumulative elimination          (383)       (383)           0
Syndication costs                             1,906       1,906        1,906
Liquidation of Cattle Creek Development Ptrs      0          29            0
Basis of Assets                                   1           0            0
Accumulated depreciation                         37           0            0
Allowance for doubtful accounts                  54           0            0
Investment in partnerships                   (1,220)       (888)        (978)
Partners' equity - tax basis                $ 1,583      $2,143       $2,151


9. CONTINGENCIES

In 1996, one tenant of the Valley View property initiated legal filings against the Partnership alleging disruption of business during the property's remodel. The case has been heard by a judge and a court ruling is pending. The Partnership's defense is being handled by their insurance carrier, who has retained a reservation of rights against the Partnership. While it is not feasible to predict the final outcome of this proceeding, and no loss has been accrued as of December 31, 1998, an estimate of potential loss is up to $96. Management does not believe the outcome will result in a materially adverse effect on the Partnership's financial position, results of operations or liquidity.

10. SUBSEQUENT EVENTS

The Partnership has declared a cash dividend of $250 per unit to unit holders as of February 28, 1999 for distribution in April, 1999.

On February 26, 1999, the Partnership sold the Whistler Point Apartments for a cash sale price of $9,600 to an unrelated third party. As part of this sale, debt of $5,027 was retired and a gain of approximately $4,562 was recognized.

SCHEDULE III

LIF
(A California limited partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION - DECEMBER 31, 1998
(In thousands)

[CAPTION]

                                      Initial    Cost of            Reserve for
Description             Encumbrances   Cost   Improvements  Total   Depreciation
[S]                       [C]         [C]        [C]       [C]        [C]
Whistler Point Apartments $5,207      $7,298     $  981    $ 8,279    $2,744
Boise, Idaho

Valley View Business Park  1,157         938        825      1,763       184
Glenwood Springs,  CO

701 Cooper                   313         320          8        328        30
Glenwood Springs, CO

                          $6,677      $8,556     $1,814    $10,370    $2,958
[/TABLE]

                                                                 Life On Which
                                     Date           Date         Depreciation
Description                      Constructed      Acquired       Is Computer

Whistler Point Apartment             N/A          12/23/85        40 years
Boise, Idaho

Valley View Business Park            N/A          08/28/94        40 years
Glenwood Springs, CO

701 Cooper                           N/A          06/30/94        40 years


Description

SCHEDULE III
LIFREAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1998
(In thousands)

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