Form 10-Q
period 1999-03-31
LIF
filed 1999-05-17
CIK 757642

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

         Quarterly Report Under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

                  For Quarter Ended March 31, 1999
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


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIF
CONSOLIDATED BALANCE SHEETS, MARCH 31, 1999 AND DECEMBER 31, 1998
(Unaudited) (Dollars in thousands)
                                             March 31,     December 31,
                                                1999           1998
ASSETS
INVESTMENTS IN REAL ESTATE:
Rental properties                            $  1,959         $ 10,370
Accumulated depreciation                         (230)          (2,958)
Rental properties - net                         1,729            7,412

CASH AND CASH EQUIVALENTS (including
  Interest bearing deposits of $4200
  in 1999 and $263 in 1998)                     4,221              566

OTHER ASSETS:
Accounts receivable-net                            67               84
Prepaid expenses and deposits                       2               23
Deferred organization costs and loan costs
  (net of accumulated amortization of $148
   in 1999 and $242 in 1998)                      28               72
Notes receivable                                1,801            1,793
Total other assets                              1,898            1,972

TOTAL                                        $  7,848          $ 9,950

LIABILITIES AND PARTNERS' EQUITY LIABILITIES:
Notes payable                                $  3,257          $ 8,470
Accounts payable                                    4               24
Liability for future improvement                   74               83
Deferred gain on sale of real estate                0                0
Other liabilities                                  25              267
Total liabilities                               3,360            8,844

PARTNERS' EQUITY
    Limited Partners                            4,663            1,281
    General Partners                             (175)            (175)

TOTAL                                        $  7,848          $ 9,950

Equity Units Authorized  - Limited Partners    12,820           12,820
                         - General Partners         0                0

Equity Units Outstanding - Limited Partners    12,820           12,820
                         - General Partners         0                0

The accompanying notes are an integral part of the consolidated financial statements.


LIF
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(Unaudited) (In thousands except per share amounts)

                                                1999               1998
REVENUE:
Rental                                        $  266             $  429
Interest                                          16                  6
Gain on sale                                   3,365                  0
Total revenue                                  3,647                435

EXPENSE:
Interest                                          67                150
Operating                                        118                157
Depreciation and amortization                     22                 95
General and administrative                        58                 48
Total expense                                    265                450

NET INCOME (LOSS)                             $3,382             $  (15)
Net income (loss) - Limited Partners           3,382                (15)
Net income (loss) - General Partners               0                  0

NET INCOME (LOSS) PER PARTNERSHIP UNIT:
                    Limited Partners             264                 (1)
                    General Partners               0                  0
                                                 264                 (1)

The accompanying notes are an integral part of the consolidated financial statements.


LIF
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND
THE YEAR ENDED DECEMBER 31, 1998
(Unaudited)(Dollars in thousands)
                      ..LIMITED PARTNERS..
                           NUMBER OF              GENERAL     TOTAL
                          PARTNERSHIP             PARTNER     PARTNERS'
                            UNITS       AMOUNT    AMOUNT      DEFICIT
BALANCE, JANUARY 1, 1998    12,820      $1,632    $ (153)     $1,479
Net Loss - 1998                           (159)        0        (159)

DISTRIBUTION                              (192)      (22)       (214)

BALANCE, DECEMBER 31, 1998  12,820      $1,281    $ (175)     $1,106
Net loss                                 3,382         0       3,382

BALANCE, MARCH 31, 1999     12,820      $4,663    $ (175)     $4,488

The accompanying notes are an integral part of the consolidated financial statements.


LIF
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(Unaudited) (Dollars in thousands)
                                                1999               1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                             $3,382              $ (15)
Gain on sale of property                      (3,365)                 0
Adjustments to reconcile net increase to net
   cash provided by operating activities:
Depreciation and amortization                     16                 95

Change in operating assets and liabilities:
Increase (decrease) in other liabilities        (245)               (34)
Increase in accounts payable                     (19)                10
Increase in accounts receivable                   18                (46)
Decrease in deferred expenses                     44                  0
Increase in prepaid expenses                      20                (33)
Estimated cost to complete                        (8)                 0
Net cash used in operating activities           (157)               (23)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                               0                (19)
Sale of investment property-net                9,031                  0
Increase in notes receivable                      (7)                 0
Net cash provided (used) in
   investing activities                        9,024                (19)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Financing                            0                  0
Payment on notes payable                      (5,212)               (42)
Net (distribution) contribution                    0               (192)
Net cash used by financing activities         (5,212)              (234)

Increase (decrease) in cash and
   cash equivalents                            3,655               (276)
Cash and cash equivalents at beginning
   of period                                     566                570
Cash and cash equivalents at end of period    $4,221              $ 294

The accompanying notes are an integral part of the consolidated financial statements.


LIF
FINANCIAL NOTES
(Dollars in thousands)

The accompanying unaudited financial statements should be read in conjunction with the Partnership's 1998 Annual Report. These statements have been prepared in accordance with the instructions to the Securities and Exchange Commission form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

Investment In Real Estate Partnership - At December 31, 1998 and 1997, the Partnership was invested in Landsing Private Fund ("P-21"), a 99%-owned real estate partnership. In 1997, Cattle Creek Development Partners (CCDP) was liquidated into the Partnership. CCDP was originally formed in 1994. During 1996, the Partnership invested into 95% of a new entity - Alpine Center Partners ("ACP"). ACP acquired rental real estate in Colorado in 1996. The real estate was sold in 1997 and 1998.

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

Net Income (Loss) Per Partnership Unit - Net Income (Loss) per partnership unit is based on weighted average units outstanding of 12,820 in 1999 and 1998, after giving effect to net income
(loss) allocated to the General Partner. Cash distributions of $15 per unit were paid to limited partnership unit holders in 1998.
A distribution has been declared to unit holders of record as of February 28, 1999 in the amount of $250 per unit.

Concentrations of Credit Risk - The Partnership's financial instruments that are exposed to concentrations of credit risk consist primarily of its cash and cash equivalents, and note receivables. The Partnership's cash and cash equivalents are maintained in various accounts in FDIC insured institutions. This investment policy limits the Partnership's exposure to concentrations of credit risk. The note receivables outstanding are held by two related parties (see note 4). Due to the related party nature of the receivables and the intention of the related parties to obtain permanent financing from a bank within the next six months, credit risk is considered minimal.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Impairment of Long-Lived Assets - The Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" during 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1999 and 1998, the Partnership determined that no impairment loss need be recognized for applicable assets of continuing operations.

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

Effective January 1, 1998, the Partnership adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial condition. However, the Partnership had no items of comprehensive income at March 31, 1999.

Effective January 1, 1998, the Partnership adopted SFAS No. 131,
"Disclosures About Segments of an Enterprise and Related Information." However, the Partnership does not have any reportable segments at March 31, 1999.

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

Fair Value of Financial Instruments - The fair value of certain financial assets carried at cost, including cash and cash equivalents and accounts receivable, are considered to approximate their respective fair value. The fair value of accrued liabilities is considered to approximate their respective book values due to their short-term nature. The valuation of notes receivables and notes payable with floating rates is estimated to be the same as carrying value. Fair value of notes payable with fixed rates is estimated based on quoted market prices for similar issues. At March 31, 1999 and December 31, 1998, fair value of notes payable approximate carrying value.

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

The Partnership currently has a 99% investment in Landsing Private Fund-21 ("P-21") which sold its one multi-family rental property on February 28, 1999. The Partnership currently owns a 95% investment in Alpine Center Partners ("ACP") which does not own any real property. The partnership also owns two retail rental properties, which were formerly owned by CCDP. For financial reporting purposes the Partnership's investments are presented on a consolidated basis.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Partnership's consolidated cash balance totaled $4,221,000. Cash not required for current operations is placed in federally insured financial instruments, certificates of deposit, and money market funds which can be liquidated as needed. It is the Partnership's intention to maintain adequate cash reserves for its operations.

During the first quarter of 1999, the Partnership experienced a net increase in cash and cash equivalents of $3,655,000. As of March 31, 1999, cash and cash equivalents totaled $4,221,000 versus $294,000 at December 31, 1998.

On June 3, 1996, the Partnership made a Short-Term Loan in the principal amount of $550,000 to Alpine Center Partners, a Colorado limited partnership ("ACP"). ACP was organized to acquire one commercial property located in Carbondale, Colorado. The Partnership also made a capital contribution to ACP in the amount of $10,000 and became a Co-General Partner of ACP.

On September 30, 1997, the Partnership's investment in ACP sold 40.20% of the Alpine Center Building to Gary K. Barr (GKB). GKB is the president of the General Partner of LIF. This sale resulted in cash to ACP of $370,000. On September 30, 1997, ACP also sold 45.90% of the Alpine Center Building to Open World Investors (OWI), of which Gary K. Barr is a General Partner. This sale generated cash to ACP of $420,000. ACP deferred a gain on sale from these two transactions of $69,000. ACP provided seller financing to GKB and OWI in the amounts of $864,300 and $986,850 respectively. The partnership's investment in ACP owned 1.96% of the Alpine Center Building on December 31, 1997. ACP reduced its short-term note payable to LIF by $358,000. The balance of the note payable at December 31, 1997 was $227,000, which was purchased by Gary K. Barr in 1998. ACP's share of the note payable was eliminated in the consolidation of the Partnership's financial statements.

For financial reporting purposes, results of operations for P21 and ACP have been shown on a consolidated basis.

RESULTS OF OPERATIONS

Rental revenues were $266,000 for the quarter ended March 31, 1999, a decrease of $163,000 compared to the first quarter of 1998. The decline in rental revenues in 1999 versus 1998 was the result of the sale of the Whistler Point Apartment Building and a reduction in rent for 701 Cooper over the same period last year.

Operating expenses were $118,000 for the quarter ended March 31, 1999, a decrease of $39,000 compared to the first quarter of 1998, which was the result of the sale of the Whistler Point Apartment
Building.

Net operating income of properties (rental revenue less operating expenses) was $148,000 in 1999, a decrease of $124,000 from 1998.
Management believes net operating income is the best indication of the properties' performance.

Interest income increased from $6,000 in 1998 to $16,000 in 1999.
The increase was due to the sale of Whistler Point Apartment Building in February, 1999 with the proceeds in short-term investments until distribution to unit holders.

On February 26, 1999, the Partnership sold the Whistler Point
Apartments for a cash sales price of $9,600 to an unrealted third party. As part of this sale, debt of $5,207 was retired and a gain of approximately $3,365 was recognized.

Interest expense decreased by $83,000 for the first quarter 1999, compared to the first quarter 1998, due to the sale of Whistler
Point Apartment Building and the repayment of the associated debt.

Interest income and interest expense on loans by and between LIF and its investments were eliminated in the consolidation of the Company's financial statements.

Entity level general and administrative expenses, exclusive of that at the property level, increased $11,000 in 1999 compared to 1998. Portfolio management fees remained unchanged, due to activity associated with the sale of Whistler Point Apartments.

OCCUPANCY

Occupancy at the two Partnership's properties remain stable during the first quarter 1999. Occupancy at Valley View was 79.4% at the end of the first quarter 1999. 701 Cooper remained vacant. Both properties are for sale. 701 Cooper is not being actively marketed to lease to tenants to allow owner/user prospects to participant in the sale process.

DISTRIBUTIONS

In March 1998, the Partnership paid a cash distribution of $15 per unit to unit holders of record on February 28, 1998. A distribution of $250 per unit was declared to unit holders of record as of February 28, 1999. This distribution will be paid in June, 1999.

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

                                 L I F

Date: May 15, 1999               /s/ Gary K. Barr
                                 Gary K. Barr, President & Director
                                 Landsing Equities Corporation
                                 Managing Partner of the General Partner,
                                 Partners '85