Form 10-Q
period 1999-06-30
LIF
filed 1999-08-04
CIK 757642

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

         Quarterly Report Under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

                  For Quarter Ended June 30, 1999
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


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIF
CONSOLIDATED BALANCE SHEETS, JUNE 30, 1999 AND DECEMBER 31, 1998
(Unaudited) (Dollars in thousands)
                                             June 30,     December 31,
                                                1999           1998
ASSETS
INVESTMENTS IN REAL ESTATE:
Rental properties                            $  1,959         $ 10,370
Accumulated depreciation                         (246)          (2,958)
Rental properties - net                         1,713            7,412

CASH AND CASH EQUIVALENTS (including
  Interest bearing deposits of $538
  in 1999 and $263 in 1998)                       977              566

OTHER ASSETS:
Accounts receivable-net                            41               84
Prepaid expenses and deposits                       0               23
Deferred organization costs and loan costs
  (net of accumulated amortization of $148
   in 1999 and $242 in 1998)                       26               72
Notes receivable                                1,878            1,793
Total other assets                              1,945            1,972

TOTAL                                        $  4,635          $ 9,950

LIABILITIES AND PARTNERS' EQUITY LIABILITIES:
Notes payable                                $  3,316          $ 8,470
Accounts payable                                    6               24
Liability for future improvement                    4               83
Deferred gain on sale of real estate                0                0
Other liabilities                                  27              267
Total liabilities                               3,353            8,844

PARTNERS' EQUITY
    Limited Partners                            1,457            1,281
    General Partners                             (175)            (175)

TOTAL                                        $  4,635          $ 9,950

Equity Units Authorized  - Limited Partners    12,820           12,820
                         - General Partners         0                0

Equity Units Outstanding - Limited Partners    12,820           12,820
                         - General Partners         0                0

The accompanying notes are an integral part of the consolidated financial statements.


LIF
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
(Unaudited) (In thousands except per share amounts)
                                      Three Months Ended      Six Months Ended
                                            June 30                June 30
                                      1999          1998      1999        1998
REVENUE:
Rental                               $  266        $  429    $  305    $  840
Interest                                 35             9        51        16
Gain on sale                              3             0     3,362         2
Total revenue                            77           420     3,718       856

EXPENSE:
Interest                                 31           133        98       283
Operating                                21           170       139       327
Depreciation and amortization            18            96        40       191
General and administrative               54            58       115       105
Total expense                           124           457       392       906

NET INCOME (LOSS)                    $  (47)          (36)   $3,326       (49)
Net income (loss) - Limited Partners    (47)          (36)    3,326       (49)
Net income (loss) - General Partners      0             0         0         0

NET INCOME (LOSS) PER PARTNERSHIP UNIT:
                    Limited Partners     (4)           (3)      260        (4)
                    General Partners      0             0         0         0
                                        (47)           (3)      260        (4)

The accompanying notes are an integral part of the consolidated financial statements.


LIF
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND
THE YEAR ENDED DECEMBER 31, 1998
(Unaudited)(Dollars in thousands)
                      ..LIMITED PARTNERS..
                           NUMBER OF              GENERAL     TOTAL
                          PARTNERSHIP             PARTNER     PARTNERS'
                            UNITS       AMOUNT    AMOUNT      DEFICIT
BALANCE, JANUARY 1, 1998    12,820      $1,632    $ (153)     $1,479
Net Loss - 1998                           (159)        0        (159)

DISTRIBUTION                              (192)      (22)       (214)

BALANCE, DECEMBER 31, 1998  12,820      $1,281    $ (175)     $1,106
Net income                               3,326         0       3,326
   Distribution                         <3,205>               <3,205>
   Contribution                             55                     55

BALANCE, JUNE 30, 1999      12,820      $1,457    $ (175)     $1,282

The accompanying notes are an integral part of the consolidated financial statements.


LIF
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
(Unaudited) (Dollars in thousands)
                                                1999               1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                             $3,407              $ (49)
Gain on sale of property                      <3,362>                 0
Adjustments to reconcile net increase to net
   cash provided by operating activities:
Depreciation and amortization                     40                191

Change in operating assets and liabilities:
Increase (decrease) in other liabilities        <240>                (6)
Increase in accounts payable                     <18>                (7)
Increase in accounts receivable                   17                (70)
Decrease in deferred expenses                     46                (20)
Increase in prepaid expenses                      23                (55)
Net cash used in operating activities            <87>               (16)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                               0                (58)
Sale of investment property-net                9,021                 18
Decrease/increase in notes receivable            <85>                 0
Net cash provided (used) in
   investing activities                        8,936                (40)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Financing                            0                244
Payment on notes payable                      <5,233>               (72)
Net (distribution) contribution               <3,205>              (216)
Net cash used by financing activities         <8,538>               (44)

Increase (decrease) in cash and
   cash equivalents                              411                (99)
Cash and cash equivalents at beginning
   of period                                     566                570
Cash and cash equivalents at end of period       977              $ 471

Accounts receivable paid through a non-cash transaction of $26.

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

In the opinion of the general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

Net Income (Loss) Per Partnership Unit - Net Income (Loss) per partnership unit is based on weighted average units outstanding of 12,820 in 1999 and 1998, after giving effect to net income
(loss) allocated to the General Partner. Cash distributions of $15 per unit were paid to limited partnership unit holders in 1998.
A distribution was paid to unit holders of record as of February 28, 1999 in the amount of $250 per unit.

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

Effective January 1, 1998, the Partnership adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial condition. However, the Partnership had no items of comprehensive income at June 30, 1999.

Effective January 1, 1998, the Partnership adopted SFAS No. 131,
"Disclosures About Segments of an Enterprise and Related Information." However, the Partnership does not have any reportable segments at June 30, 1999.

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

Fair Value of Financial Instruments - The fair value of certain financial assets carried at cost, including cash and cash equivalents and accounts receivable, are considered to approximate their respective fair value. The fair value of accrued liabilities is considered to approximate their respective book values due to their short-term nature. The valuation of notes receivables and notes payable with floating rates is estimated to be the same as carrying value. Fair value of notes payable with fixed rates is estimated based on quoted market prices for similar issues. At June 30, 1999 and December 31, 1998, fair value of notes payable approximate carrying value.

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

The Partnership owns two retail rental properties. For financial reporting purposes, the Partnership investments are presented on a consolidated basis.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Partnership's consolidated cash balance totaled $977,000. Cash not required for current operations is placed in federally insured financial instruments, certificates of deposit, and money market funds which can be liquidated as needed. It is the Partnership's intention to maintain adequate cash reserves for its operations.

During the first quarter of 1999, the Partnership experienced a net increase in cash and cash equivalents of $3,655,000. As of June 30, 1999, cash and cash equivalents totaled $977,000 versus $294,000 at December 31, 1998.

On June 3, 1996, the Partnership made a Short-Term Loan in the principal amount of $550,000 to Alpine Center Partners, a Colorado limited partnership ("ACP"). ACP was organized to acquire one commercial property located in Carbondale, Colorado. The Partnership also made a capital contribution to ACP in the amount of $10,000 and became a Co-General Partner of ACP.

On September 30, 1997, the Partnership's investment in ACP sold 40.20% of the Alpine Center Building to Gary K. Barr (GKB). GKB is the president of the General Partner of LIF. This sale resulted in cash to ACP of $370,000. On September 30, 1997, ACP also sold 45.90% of the Alpine Center Building to Open World Investors (OWI), of which Gary K. Barr is a General Partner. This sale generated cash to ACP of $420,000. ACP deferred a gain on sale from these two transactions of $69,000. ACP provided seller financing to GKB and OWI in the amounts of $864,300 and $986,850 respectively. GKB and OWI assumed financing responsibility subsequent to June 30, 1999.

RESULTS OF OPERATIONS

Rental revenues were $39,000 for the quarter ended June 30, 1999, a decrease of $801,000 compared to the first half of 1998. The decline in rental revenues in 1999 versus 1998 was the result of the sale of the Whistler Point Apartment Building and a reduction in rent for 701 Cooper over the same period last year.

Operating expenses were $146,000 for the quarter ended June 30, 1999, a decrease of $306,000 compared to the first half of 1998, which was the result of the sale of the Whistler Point Apartment
Building.

Net operating loss of properties (rental revenue less operating expenses) was $48,000 in 1999, a decrease of $465,000 from 1998.
Management believes net operating income is the best indication of the properties' performance.

Interest income increased from $16,000 in 1998 to $35,000 in 1999. The increase was due to the sale of Whistler Point Apartment Building in February, 1999 with the proceeds in short-term investments until distribution to unit holders.

On February 26, 1999, the Partnership sold the Whistler Point
Apartments for a cash sales price of $9,600 to an unrelated third party. As part of this sale, debt of $5,207 was retired and a gain of approximately $3,362 was recognized.

Interest expense decreased by $185,000 for the first half 1999, compared to the first half 1998, due to the sale of Whistler
Point Apartment Building and the repayment of the associated debt.

Interest income and interest expense on loans by and between LIF and its investments were eliminated in the consolidation of the Company's financial statements.

Entity level general and administrative expenses, exclusive of that at the property level, decreased $4,000 in 1999 compared to 1998.

OCCUPANCY

Occupancy at the two Partnership's properties remain stable during the first half 1999. Occupancy at Valley View was 79.4% at the end of the first quarter 1999. 701 Cooper remained vacant. Both properties are for sale. 701 Cooper is not being actively marketed to lease to tenants to allow owner/user prospects to participant in the sale process.

DISTRIBUTIONS

In March 1998, the Partnership paid a cash distribution of $15 per unit to unit holders of record on February 28, 1998. On June
11, 1999 the Partnership paid a cash distribution to unit holders of record of $250 per unit.

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

                                 L I F

Date: August 3, 1999             /s/ Gary K. Barr
                                 Gary K. Barr, President & Director
                                 Landsing Equities Corporation
                                 Managing Partner of the General Partner,
                                 Partners '85