Form 10-K
period 1999-12-31
LIF
filed 2000-03-29
CIK 757642

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549
                           FORM 10-K
     [X]  Annual Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
            For the Fiscal Year Ended December 31, 1999
   [  ]  Transition Report Pursuant to Section 13 or 15(a) of the
                  Securities Exchange Act of 1934
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

                                     LIF

                                  FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

Item No.      Name of Item

Part I
 Item 1.      Business
 Item 2.      Properties
 Item 3.      Legal Proceedings
 Item 4.      Submission of Matters to a Vote of Security Holders

Part II
 Item 5.      Market for Registrant's Common Equity and Related
                Shareholders Matters
 Item 6.      Selected Financial Data
 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
 Item 8.      Financial Statements and Supplementary Data
 Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Consolidated Financial Statement Schedules included in the Form 10-K.

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

The Partnership's business consists of a single segment--acquisition and operation of one or more income-producing real properties and making short-term loans and capital contributions to operating entities formed to acquire or develop real properties. For a schedule of the Partnership's income and losses and assets, see Item 6, Selected Financial Data. The Partnership will not be engaged in the production of goods or the rendering of services. For a more specific discussion of the Partnership's operations and financial condition, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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


ITEM 2. PROPERTIES

A description of the income-producing properties which the Partnership owned at December 31, 1999 is as follows:
                                           Financial
                                           Occupancy                Average
                                 Net       For the      Physical    Effective
                                 Rentable  Year Ended   Occupancy    Rental
Name & Location       Type       Sq. Ft.   12/31/99     At 12/31/99  Rate
                                             (1)         (2)         (3)
Valley View
Business Center
Glenwood Springs, CO  Retail     20,750     81%          81%         $ 11

701 Cooper
Glenwood Springs, CO  Commercial  2,937      0%           0%         $  0

(1) Expressed as a percentage, it compares the actual dollar amount of rent received with the dollar amount of rent which would be received if the property were fully leased.

(2) Physical occupancy denotes the percentage of net rentable square footage leased as of a certain date.

(3) Represents the average effective rental rates, per square foot, for the year ended December 31, 1999.


Each of the Partnership's properties is subject to encumbrances.
Reference is made to Note 6 in the financial statements filed as part of this annual report for information regarding such encumbrances.

WHISTLER POINT APARTMENTS

Whistler Point was placed under contract during the fourth quarter of 1998. The Property was sold on February 28, 1999. The sales price was $9,600,000 resulting in a gain for income tax purposes of $3,562,000. After repayment of the debt secured by the property and the selling costs, the Partnership netted $3,600,000 in cash.

ITEM 3. LEGAL PROCEEDINGS

The 1996 lawsuit was resolved in March 1999. The plaintiff (tenant) attained a $30,000 judgment against CCDP which was paid by State Farm Insurance Company, the insurer for CCDP.

In June of 1999, CCDP filed a lawsuit to evict one of the tenants of Valley View Business Park. There were three separate suits filed. The outcome was in CCDP's favor, but an appeal has been filed. The appellate court required the defendant to post a $25,000 bond during the appeal process. The appeal is still pending as of December 31, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of the limited partners (the "Limited Partners") through the solicitation of proxies or otherwise, during the fourth quarter of 1999


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED SHAREHOLDERS MATTERS

There is no established public trading market for the Units of Limited
Partnership interest of the Partnership and there are substantial restrictions on the transferability of such Units imposed by federal and state securities laws and by the Limited Partnership Agreement.
The approximate number of record holders of Units of the Partnership as of December 31, 1999 is 889.

The Limited Partners of the Partnership are entitled to certain distributions under the Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership. A cash distribution of $250 per unit, to unit holders of record on June 1, 1999, was paid in June 1999.

ITEM 6. SELECTED FINANCIAL DATA
       (In thousands, except per unit amount)
                                     . . . . . . .DECEMBER 31 . . . . . . .
                                    1999     1998     1997    1996    1995
Total Revenues                     $  199  $ 1,661  $ 1,781   $1,517  $1,567
Net Income (Loss)                   3,337     (159)    (127)    (136)    (52)
Net Income (Loss) Per Unit (1)        260      (12)     (10)     (11)     (4)
Total Assets                        2,723    9,950   10,293    9,864   9,076
Long-term Obligations - Net         1,427    8,470    7,679    7,960   6,897
Cash Distributions-Limited Partners 3,205      192        0      192     385
Paid Per Unit (1)                     250       15        0       15      30

(1) Based on a weighted average of 12,820 limited partnership units outstanding in 1999, 1998, 1997, 1996, and 1995.


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

The Partnership currently has two retail rental properties, which were formerly owned by CCDP. For financial reporting purposes the Partnership's investments are presented on a consolidated basis.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Partnership's consolidated cash balance totaled $884,000. Cash not required for current operations is placed in federally insured bank accounts, certificates of deposit, and money market funds which can be liquidated as needed. It is the Partnership's intention to maintain adequate cash reserves for its operations.

As of December 31, 1999, cash and cash equivalents totaled $884,000 versus $566,000 at December 31, 1998 for a net increase of $318,000.

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

On June 30, 1998, ACP sold its remaining 1.96% interest in the Alpine Center Building to Gary K. Barr for $59,000. ACP received cash proceeds of $17,000 and provided seller financing in the amount of $42,000. ACP's short-term note payable to LIF was paid off in June 1998. The notes were refinanced and ACP closed in July of 1999.

RESULTS OF OPERATIONS

Rental revenues were $190,000 in 1999, a decrease of $1,445,000 or 88% compared with 1998. Rental revenues were $1,635,000 in 1998, a decrease of $94,000 or approximately 5% from 1997. The decline in rental revenues in 1999 versus 1998 was the result of the sale of P21. The decrease in revenues in 1998 as compared to 1997 was the result of the lack of lease revenues for 701 Cooper Avenue in 1998, which was leased for the entire year in 1997.

Operating expenses were $99,000 in 1999, a decrease of $613,000 or 86% from 1998. Operating expenses were $712,000 in 1998, an increase of $46,000 or 7% from 1997. The decrease of operating expenses in 1999 versus 1998 was the result of the sale of P21. The increase in operating expenses in 1998 over 1997 was the result of writing off accounts receivable. Maintenance and repairs decreased 9%, and general and administrative costs decreased 5%. Operating costs remained constant with 1997 levels.

Net operating income of properties (rental revenue less operating expenses) was $91,000 in 1999, a decrease of $832,000 or 90% from 1998. Management believes net operating income is the best indication of the properties' performance.

Interest income decreased 65% from $26,000 in 1998 to $9,000 in 1999. The decrease was due to the decrease in the Partnership's short-term investments and cash equivalents.

Interest expense decreased $423,000 from 1998 to 1999. The decrease was due to lower average outstanding loan balances in 1999 and the sale of P21.

Interest income and interest expense on loans by and between LIF and its investment, CCDP, were eliminated in the consolidation of the Company's financial statements. Entity level general and administrative expenses, exclusive of that at the property level, increased $75,000 in 1999 compared to 1998. The increase was due to the disposition of P21 fees. Portfolio management fees remained unchanged.

Net income for 1999 was $3,337,000. The net loss for 1998 was $159,000. The increase was due to the sale of Whistler Point Apartments.

PROPERTY OPERATIONS

Commercial Property - The 701 Cooper Building was not occupied during 1999. The Valley View Business Center had stable occupancy during 1999. Valley View Business Center and 701 Cooper are currently listed for sale. The Properties are valued at the lower of cost or market.

OCCUPANCY

Occupancy at the Partnership's properties remained stable in 1999, with the exception of the 701 Cooper Building. As of December 31, 1999, occupancy at the Valley View Business Center ended the year at 80% occupancy.

DISTRIBUTIONS

The General Partner declared a cash distribution of $250 per unit to unit holders of record on June 1, 1999, that was paid in June 1999.

INFLATION

The effect of inflation on the Partnership's operations have been no greater than the effect on the economy as a whole. Because of competitive conditions, market rate rents may increase or decrease disproportionately with inflation while property operating costs continue to follow inflationary trends. Inflationary conditions are not expected to have a major impact on the Partnership during 2000.

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

ITEM 11. EXECUTIVE COMPENSATION

The Director and President of Landsing Equities Corporation do not receive compensation from the Partnership. However, the General Partner, Partners '85, has contracted with Pacific Coast Capital, an affiliate, for the provision of certain asset management and administrative services. During 1999, Pacific Coast Capital received management fees of $103,000, which were determined based on expenses incurred in order to operate the Partnership. See Item 13, Certain Relationships and Related
Transactions for further information.

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

The Partnership has retained Pacific Coast Capital to serve as advisor and to manage the day-to-day operations of the Partnership. Pacific Coast Capital is to perform these services based on reimbursement of costs incurred but in no case are these to exceed those which the Partnership would have to pay independent parties for comparable services. During 1999, the Partnership paid Pacific Coast Capital expense reimbursements of $103,000.

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

 (b) No reports were filed by the Partnership on Form 8-K during the fourth quarter ended December 31, 1999.

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

                            LIF

                            By: Partners '85

                            By: Landsing Equities Corporation,
                                General Partner

March 16, 2000                  By: /s/ Gary K. Barr
                                    GARY K. BARR, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

March 16, 2000                     /s/ Gary K. Barr
                                   GARY K. BARR, President and Director
                                   Landsing Equities Corporation
                                   (Principal Executive Officer)

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

LIF

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES INCLUDED IN THE FORM 10-K

Report of Independent Accountants

Financial Statements:

Consolidated Balance Sheets, December 31, 1999 and 1998

Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997

Consolidated Statements of Changes in Partners' Equity for the Years
  Ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements

Supplemental Consolidated Financial Statement Schedule:

Schedule III - Real Estate and Accumulated Depreciation for the Year Ended December 31, 1999

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of LIF:

We have audited the accompanying consolidated financial statements and consolidated financial statement schedule of LIF and subsidiaries listed in the index on page F-1 of this Form 10-K as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LIF and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

DALBY, WENDLAND & CO., P.C.
Glenwood Springs, Colorado
February 1, 2000


LIF

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1999 AND 1998
(In thousands except for Partnership Units)
                                                      1999          1998
ASSETS

INVESTMENT IN REAL ESTATE:
Rental property                                    $ 2,102        $10,370
Accumulated depreciation                              (278)        (2,958)
Rental property - net                                1,824          7,412

CASH AND CASH EQUIVALENTS (including interest
 bearing deposits of $872 in 1999 and $562 in 1998)    884            566

OTHER ASSETS:
Accounts receivable, net                                 0             84
Deferred loan costs, net of accumulated
 amortization of $5 in 1999 and $242 in 1998            13             72
Prepaid expenses                                         2             23
Notes receivables                                        0          1,793
Total other assets                                      15          1,972

TOTAL                                              $ 2,723        $ 9,950

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Notes payable                                      $ 1,427        $ 8,470
Accounts payable                                         9             24
Liability for future improvements                        0             83
Other liabilities                                       49            267
Deferred gain on real estate                             0              0
Total liabilities                                    1,485          8,844

PARTNERS' EQUITY
  Limited Partners                                   1,238          1,281
  General Partners                                       0           (175)

TOTAL                                              $ 2,723        $ 9,950

Equity Units Authorized  - Limited Partners         12,820         12,820
                         - General Partners              0              0

Equity Units Outstanding - Limited Partners         12,820         12,820
                         - General Partners              0              0

The accompanying notes are an integral part of the consolidated financial statements.



LIF
CONSOLIDATED STATEMENTS OF OPERATIONS FOR
THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(In thousands except Partnership units)
                                           1999       1998       1997
REVENUES:
Rental                                   $  190      1,635     $1,729
Interest                                      9         26         52
Total revenues                              199      1,661      1,781

EXPENSES:
Interest                                    135        558        662
Operating                                    99        712        666
Depreciation and amortization                72        382        386
General and administrative                  212        190        194
Total expenses                              518      1,842      1,908

Gain from sale of real estate             3,656         22          0
NET INCOME/LOSS                          $3,337       (159)    $  (127)

Net gain - Limited Partners              $3,162     $ (159)    $  (127)
Net income (loss) - General Partners     $  175     $    0     $     0
NET INCOME/LOSS PER PARTNERSHIP UNIT
    Limited Partners                     $  247     $ (12)    $  (10)
    General Partners                     $    0      $   0     $    0

The accompanying notes are an integral part of the consolidated financial statements.



LIF
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(In thousands, except Partnership units)
                            LIMITED PARTNERS
                                NUMBER OF            GENERAL   TOTAL
                               PARTNERSHIP           PARTNER   PARTNERS'
                                  UNITS    AMOUNT    AMOUNT    EQUITY
BALANCE, DECEMBER 31, 1997       12,820    $ 1,632   $(153)    $ 1,479

Net loss December 31, 1998                 $  (159)  $   0        (159)
Distribution - 1998                           (192)    (22)       (214)
BALANCE, DECEMBER 31, 1998       12,820    $ 1,281   $(175)    $ 1,106

Net income 1999                            $ 3,162   $ 175     $ 3,337
Distribution 1999                           (3,205)  $   0      (3,205)

BALANCE DECEMBER 31, 1999        12,820    $ 1,238   $   0     $ 1,238

The accompanying notes are an integral part of the consolidated financial statements.


LIF
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(In thousands)
                                                 1999       1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/loss                               $ 3,337     $ (159)    $ (127)
Gain on sale of property                       (3,656)        22          0
Adjustments to reconcile net loss to
 net cash provided by operating activities:
Depreciation and amortization                      72        382        389
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable         84        (35)       (40)
Decrease (increase) in prepaid expenses
  and deposits                                     21         (4)        10
(Increase) in deferred costs                       59        (19)         0
(Decrease) increase in accounts payable           (15)        86         28
(Decrease) increase in other liabilities         (301)       (33)       (13)
Net cash provided by operating activities        (399)       196        247

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                              (12)      (102)      (584)
Proceeds from sale of investment property       9,184         17        800
Investment in short-term investments                0          0          0
Payments on notes receivable                        0        100          0
Net cash provided by investing activities       9,172         15        216

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing                             0        137          0
Distributions                                  (3,205)      (214)         0
Payments on notes payable                      (5,250)      (138)      (281)
Net cash used in financing activities          (8,455)      (215)      (281)

Increase (decrease) in cash and
 cash equivalents                                 318         (4)       182
Cash and cash equivalents at beginning of year    566        570        388

Cash and cash equivalents at end of year          884     $  566      $ 570

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

Investment In Real Estate Partnership - At December 31, 1998, the Partnership was invested in Landsing Private Fund ("P-21"), a 99%-owned real estate partnership. During 1999, the Partnership was dissolved. In 1997, Cattle Creek Development Partners (CCDP) was liquidated into the Partnership. CCDP was originally formed in 1994. During 1996, the Partnership invested into 95% of a new entity - Alpine
Center Partners ("ACP"). ACP acquired rental real estate in Colorado in 1996.

Consolidation of Investment in Real Estate Partnerships - For financial reporting purposes, the Partnership consolidates the operations of it's investment in real estate partnerships with that of the Partnership. All significant intercompany transactions, including notes payable/receivable and short-term loans/receivables, and balances have been eliminated. Minority interest was insignificant at December 31, 1999 and 1998.

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

Net Income (Loss) Per Partnership Unit - Net Income (Loss) per partnership unit is based on weighted average units outstanding of 12,820 in 1999, 1998 and 1997, after giving effect to net income (loss) allocated to the General Partner. Cash distributions of $250 per unit were paid to limited partnership unit holders in 1999. Cash distributions of $15 per unit were paid in 1998. No cash distributions were paid in 1997.

Concentrations of Credit Risk - The Partnership's financial instruments that are exposed to concentrations of credit risk consist primarily of its cash and cash equivalents, and note receivables. The Partnership's cash and cash equivalents are maintained in various accounts in FDIC insured institutions. This investment policy limits the Partnership's exposure to concentrations of credit risk. The note receivables outstanding are held by two related parties (see note 4). Due to the related party nature of the receivables and the intention of the related parties to obtain permanent financing from a bank within the next six months credit risk is considered minimal.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Impairment of Long-Lived Assets - The Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" during 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1999, 1998 and 1997, the Partnership determined that no impairment loss need be recognized for applicable assets of continuing operations.

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

Effective January 1, 1998, the Partnership adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial condition. However, the Partnership had no items of comprehensive income at December 31, 1999 or December 31, 1998.

Effective January 1, 1998, the Partnership adopted SFAS No. 131, "Disclosures About Segments Of An Enterprise And Related Information." However, the Partnership does not have any reportable segments at December 31, 1999 or December 31, 1998.

Fair Value of Financial Instruments - The fair value of certain financial assets carried at cost, including cash and cash equivalents and accounts receivable, are considered to approximate their respective fair value. The fair value of accrued liabilities is considered to approximate their respective book values due to their short-term nature. The valuation of notes receivables and notes payable with floating rates is estimated to be the same as carrying value. Fair value of notes payable with fixed rates is estimated based on quoted market prices for similar issues. At December 31, 1999 and 1998, fair value of notes payable approximates carrying value.


2. ACCOUNTS RECEIVABLE

Accounts Receivable consisted of the following at December 31, 1999:
            Tenant Receivables                  $  0
            Allowance for doubtful accounts        0

            Net accounts receivable             $  0



3. RELATED PARTY TRANSACTIONS

The Partnership has entered into agreements with Pacific Coast Capital.
Advisory services for investment management, general, administrative and property management are provided by Pacific Coast Capital.  The General
Partner is an affiliate of Pacific Coast Capital.  The related party transactions delineated in the Partnership Agreement with affiliates of the
General Partner are as follows:
                                                1999      1998      1997
General and Administrative Support Fees        $ 103     $ 112     $ 103

Property Management                            $   0     $  89     $  36

Accounts Receivable                            $   0     $   0     $  17


In addition, expenses related to the sale of Whistler Point in the amount of $46 were paid to Pacific Coast Capital in 1999.

Bad debt of $33 from The Landsing Corporation was written off in 1999.

During 1999 and 1998, the Partnership had a sale transaction with the President of the General Partner and another entity. (See Note 4).

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


5.  RENTAL PROPERTY

Rental property consists of the following at December 31:
                                      1999      1998      1997
Land                               $   252   $ 1,512   $ 1,520
Building and improvements            1,850     8,858     8,807
                                     2,102    10,370    10,327

Accumulated depreciation              (278)   (2,958)   (2,607)
                                   $ 1,824   $ 7,412   $ 7,720


Depreciation expense was $64, $351 and $325 for the years ended December 31, 1999, 1998 and 1997, respectively.

The residential leases are generally for a term of one year or less or are on a month-to-month basis. Retail leases range from one to five years in length.


6.  NOTES PAYABLE

Notes payable consists of the following at December 31:
                                                             1999      1998
First note payable collateralized by the Valley View
  Business Park, with an interest rate of 9.00%, and
  monthly payments of $11, matures December, 2000.            963       997

Second note payable collateralized by the Valley View
  Business Park, with an interest rate of 8.5% and monthly
  payments of $2, matures August, 2016.                       158       160

First note payable collateralized by 701 Cooper commercial
  building, with an interest rate of 9.99% and monthly
  payments of $3, matures October, 2001.                      306       313

TOTAL                                                      $1,427    $1,470


The Partnership paid interest of $135 in 1999, $558 in 1998, and $658 in 1997.

Principal payments required in future years are as follows:
            2000       $  972
            2001           10
            2002           11
            2003           12
            2004          161
            Thereafter    261
            Total      $1,427

7.  RENTAL PROPERTIES UNDER OPERATING LEASES

Minimum future rents from rental properties under operating leases having initial or remaining noncancelable lease terms in excess of one year at
December 31, 1999, are as follows:
           2000        $  120
           2001           108
           2002            77
           2003            41
           2004            36
           Total       $  382


8.   RECONCILIATION TO INCOME TAX BASIS OF ACCOUNTING

The difference at December 31, 1999, 1998 and 1997, between the basis of accounting used in the accompanying consolidated financial statements and the income tax basis used to file the Partnership's federal income tax return are as follows:
                                                         Restated    Restated
                                               1999        1998        1997
Net income (loss)                           $ 3,337     $  (159)    $  (127)

Remove book (income) loss from partnership
  investments                                (3,600)       (137)         93
Difference in book vs. tax loss from
  partnerships                                6,580        (195)         26
Decrease from difference in basis and
  use of accelerated depreciation methods        19          12           0
Allowance for doubtful accounts                 (54)         54           0
Difference on liquidation of P21             (1,378)          0           0
Audit-due to removal of investment
  in Partnership                                (56)          0           0
Difference in sale of Alpine Center Building      0          82           0
Other                                             6          (3)          0
Net income (loss) - tax basis               $ 4,854     $  (346)    $    (8)

Partners' equity                            $ 1,238     $ 1,106      $1,479
Remove equity in partnership investments          0           0           0
Restatement of cumulative elimination             0        (383)       (383)
Syndication costs                             1,906       1,906       1,906
Liquidation of Cattle Creek Development Ptrs      0           0          29
Basis of Assets                                   1           1           0
Accumulated depreciation                         56          37           0
Allowance for doubtful accounts                 (54)         54           0
Investment in partnerships                        0      (1,220)       (888)
Other                                            85          82           0
Partners' equity - tax basis                $ 3,232     $ 1,583      $2,143


9. CONTINGENCIES

The 1996 lawsuit was resolved in March 1999. The plaintiff (tenant) attained a $30,000 judgment against CCDP which was paid by the insurer for CCDP.

In June of 1999, CCDP filed a lawsuit to evict one of the tenants of Valley View Business Park. There were three separate suits filed. The outcome was in CCDP's favor, but an appeal has been filed. The appellate court required the defendant to post a $25,000 bond during the appeal process. The appeal is still pending as of December 31, 1999.


SCHEDULE III

LIF
(A California limited partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997
(In thousands)


                                    Initial   Cost of            Reserve for
                       Encumbrances  Cost   Improvements  Total  Depreciation
Valley View Business Park  1,121      938       836       1,774      241
Glenwood Springs, CO

701 Cooper                   306      320         8         328       37
Glenwood Springs, CO

                           1,427    1,258       844       2,102      278



                                                            Life on Which
                            Date               Date         Depreciation
Description              Constructed         Acquired       Is Computed

Valley View Business Park    N/A             08/28/94         40 Years
Glenwood Springs, CO

701 Cooper                   N/A             06/30/94         40 Years
Glenwood Springs, CO

SCHEDULE III
LIF
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1999
(In thousands)

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