Form 10-Q
period 2000-03-31
LIF
filed 2000-05-05
CIK 757642

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

         Quarterly Report Under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

                  For Quarter Ended March 31, 2000
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


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIF
CONSOLIDATED BALANCE SHEETS, MARCH 31, 2000 AND DECEMBER 31, 1999
(Unaudited) (Dollars in thousands)
                                            March 31,       December 31,
                                              2000             1999
ASSETS
INVESTMENTS IN REAL ESTATE:
Rental properties                            $  2,140         $  2,102
Accumulated depreciation                         (296)            (278)
Rental properties - net                         1,844            1,824

CASH AND CASH EQUIVALENTS (including
  Interest bearing deposits of $554
  in 2000 and $554 in 1999)                       814              884

OTHER ASSETS:
Accounts receivable-net                             9                0
Prepaid expenses and deposits                       2                2
Deferred organization costs and loan costs
  (net of accumulated amortization of $5
   in 2000 and $168 in 1999)                       13               13
Notes receivable                                    0                0
Total other assets                                 24               15

TOTAL                                        $  2,682          $ 2,723

LIABILITIES AND PARTNERS' EQUITY LIABILITIES:
Notes payable                                $  1,411          $ 1,427
Accounts payable                                   17                9
Liability for future improvement                    0                0
Deferred gain on sale of real estate                0                0
Other liabilities                                  48               49
Total liabilities                               1,476            1,485

PARTNERS' EQUITY
    Limited Partners                            1,206            1,238
    General Partners                                0                0

TOTAL                                        $  2,682          $ 2,723

Equity Units Authorized  - Limited Partners    12,820           12,820
                         - General Partners         0                0

Equity Units Outstanding - Limited Partners    12,820           12,820
                         - General Partners         0                0

The accompanying notes are an integral part of the consolidated financial statements.


LIF
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(Unaudited) (In thousands except per share amounts)
                                     2000          1999
REVENUE:
Rental                               $   68        $  266
Interest                                  8            16
Gain on sale                              0         3,365
Total revenue                            76         3,647

EXPENSE:
Interest                                 30            67
Operating                                16           118
Depreciation and amortization            17            22
General and administrative               45            58
Total expense                           108           265

NET INCOME (LOSS
Net income (loss) - Limited Partners    (32)        3,382
Net income (loss) - General Partners      0             0

NET INCOME (LOSS) PER PARTNERSHIP UNIT:
                    Limited Partners     (3)          264
                    General Partners      0             0
                                         (3)          264

The accompanying notes are an integral part of the consolidated financial statements.


LIF
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND
THE YEAR ENDED DECEMBER 31, 1999
(Unaudited)(Dollars in thousands)
                      ..LIMITED PARTNERS..
                           NUMBER OF              GENERAL     TOTAL
                          PARTNERSHIP             PARTNER     PARTNERS'
                            UNITS       AMOUNT    AMOUNT      DEFICIT
BALANCE, JANUARY 1, 1999    12,820      $1,281    $ (175)     $1,106
Net Income - 1999                        3,162         0       3,337

DISTRIBUTION                            (3,205)      175      (3,205)

BALANCE, DECEMBER 31, 1999  12,820      $1,238    $    0      $1,106
Net loss                                   (32)        0         (32)
   Distribution                              0                     0
   Contribution                              0                     0

BALANCE, MARCH 31, 2000     12,820      $1,206    $    0      $1,206

The accompanying notes are an integral part of the consolidated financial statements.


LIF
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(Unaudited) (Dollars in thousands)
                                                2000               1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                             $  (32)            $ 3,382
Gain on sale of property                           0              (3,365)
Adjustments to reconcile net increase to net
   cash provided by operating activities:
Depreciation and amortization                     18                  16

Change in operating assets and liabilities:
Increase (decrease) in other liabilities          (1)               (245)
Increase in accounts payable                       8                 (19)
Decrease/increase in accounts receivable          (9)                 18
Decrease in deferred expenses                      0                  44
Increase in prepaid expenses                       0                  20
Estimated cost to complete                         0                  (8)
Net cash used in operating activities            (16)               (157)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                             (38)                  0
Sale of investment property-net                    0               9,031
Decrease/increase in notes receivable              0                  (7)
Net cash provided (used) in
   investing activities                          (38)              9,024

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Financing                            0                   0
Payment on notes payable                         (16)             (5,212)
Net (distribution) contribution                    0                   0
Net cash used by financing activities            (16)             (5,212)

Increase (decrease) in cash and
   cash equivalents                              (70)              3,655
Cash and cash equivalents at beginning
   of period                                     884                 566
Cash and cash equivalents at end of period       814             $ 4,221

The accompanying notes are an integral part of the consolidated financial statements.


LIF
FINANCIAL NOTES
(Dollars in thousands)

The accompanying unaudited financial statements should be read in conjunction with the Partnership's 1999 Annual Report. These statements have been prepared in accordance with the instructions to the Securities and Exchange Commission form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

Investment In Real Estate Partnership - At December 31, 1998, the
Partnership was invested in Landsing Private Fund ("P-21"), a 99%
-owned real estate partnership. The property was sold in February 1999. The two properties under LIF, Valley View Business Center and 701 Cooper have been on the market for sale and are currently under contract.

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

Net Income (Loss) Per Partnership Unit - Net Income (Loss) per partnership unit is based on weighted average units outstanding of 12,820 in 2000 and 1999, after giving effect to net income
(loss) allocated to the General Partner. Cash distributions of $15 per unit were paid to limited partnership unit holders in 1998.
A distribution was paid to unit holders of record as of February 28, 1999 in the amount of $250 per unit.

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

Effective January 1, 1998, the Partnership adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial condition. However, the Partnership had no items of comprehensive income at March 31, 2000.

Effective January 1, 1998, the Partnership adopted SFAS No. 131,
"Disclosures About Segments of an Enterprise and Related Information." However, the Partnership does not have any reportable segments at March 31, 2000.

Fair Value of Financial Instruments - The fair value of certain financial assets carried at cost, including cash and cash equivalents and accounts receivable, are considered to approximate their respective fair value. The fair value of accrued liabilities is considered to approximate their respective book values due to their short-term nature. The valuation of notes receivables and notes payable with floating rates is estimated to be the same as carrying value. Fair value of notes payable with fixed rates is estimated based on quoted market prices for similar issues. At March 31, 2000 and December 31, 1999, fair value of notes payable approximate carrying value.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Partnership's consolidated cash balance totaled $814,000. Cash not required for current operations is placed in federally insured financial instruments, certificates of deposit, and money market funds which can be liquidated as needed. It is the Partnership's intention to maintain adequate cash reserves for its operations.

During the first quarter of 2000, the Partnership experienced a net decrease in cash and cash equivalents of $70,000. As of March 31, 2000, cash and cash equivalents totaled $814,000 versus $884,000 at December 31, 1999

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

RESULTS OF OPERATIONS

Rental revenues were $68,000 for the three months ended March 31, 2000, a decrease of $198,000 compared to the first three months of 1999. The decline in rental revenues in 1999 versus 1998 was the result of the sale of the Whistler Point Apartment Building in February 1999.

Operating expenses were $16,000 for the three months ended March 31, 2000, a decrease of $102,000 compared to the first 3 months of 1999, which was the result of the sale of the Whistler Point Apartment
Building.

Net operating income of properties (rental revenue less operating expenses) was $52,000 in 2000, a decrease of $148,000 from 1999.
Management believes net operating income is the best indication of the properties' performance.

Interest income decreased from $16,000 in 1999 to $8,000 in 2000.
The decrease was due to a distribution in June of 1999.

On February 26, 1999, the Partnership sold the Whistler Point
Apartments for a cash sales price of $9,600 to an unrelated third party. As part of this sale, debt of $5,207 was retired and a gain of approximately $3,363 was recognized.

Interest expense decreased by $37,000 for the first three months of 2000, compared to the first three months of 1999, due to the sale of Whistler Point Apartment Building and the repayment of the associated debt.

Interest income and interest expense on loans by and between LIF and its investments were eliminated in the consolidation of the Company's financial statements.

Entity level general and administrative expenses, exclusive of that at the property level, decreased $13,000 in 2000 compared to 1999.

OCCUPANCY

Occupancy at the two Partnership's properties remain stable during the first three months 2000. Occupancy at Valley View was 76% at the end of the first quarter 2000. 701 Cooper remained vacant. Both properties are for sale. 701 Cooper is not being actively marketed to lease to tenants to allow owner/user prospects to participate in the sale process.

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

                                 L I F

Date: May 10, 2000               /s/ Gary K. Barr
                                 Gary K. Barr, President & Director
                                 Landsing Equities Corporation
                                 Managing Partner of the General Partner,
                                 Partners '85