Form 10-Q
period 2000-06-30
LIF
filed 2000-08-03
CIK 757642

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

         Quarterly Report Under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

                  For Quarter Ended June 30, 2000
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


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIF
CONSOLIDATED BALANCE SHEETS, JUNE 30, 2000 AND DECEMBER 31, 1999
(Unaudited) (Dollars in thousands)
                                             June 30,      December 31,
                                              2000             1999
ASSETS
INVESTMENTS IN REAL ESTATE:
Rental properties                            $  327           $2,102
Accumulated depreciation                        (40)            (278)
Rental properties - net                         287            1,824

CASH AND CASH EQUIVALENTS (including
  Interest bearing deposits of $209
  in 2000 and $554 in 1999)                   1,360              884

OTHER ASSETS:
Accounts receivable-net                           0                0
Prepaid expenses and deposits                     1                2
Deferred organization costs and loan costs
  (net of accumulated amortization of $5
   in 2000 and $168 in 1999)                      2               13
Notes receivable                                  0                0
Total other assets                                3               15

TOTAL                                        $1,650           $2,723

LIABILITIES AND PARTNERS' EQUITY LIABILITIES:
Notes payable                                $  300           $1,427
Accounts payable                                  1                9
Liability for future improvement                  0                0
Deferred gain on sale of real estate              0                0
Other liabilities                                 3               49
Total liabilities                               304            1,485

PARTNERS' EQUITY
    Limited Partners                          1,346            1,238
    General Partners                              0                0

TOTAL                                        $1,650           $2,723

Equity Units Authorized  - Limited Partners  12,820           12,820
                         - General Partners       0                0

Equity Units Outstanding - Limited Partners  12,820           12,820
                         - General Partners       0                0

The accompanying notes are an integral part of the consolidated financial statements.


LIF
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
(Unaudited) (In thousands except per share amounts)
                                     2000          1999
REVENUE:
Rental                               $  35         $  39
Interest                                 8            35
Gain on sale                           203             3
Total revenue                          246            77

EXPENSE:
Interest                                25            31
Operating                               12            21
Depreciation and amortization           13            18
General and administrative              55            54
Total expense                          105           124

NET INCOME (LOSS
Net income (loss) - Limited Partners   141           (47)
Net income (loss) - General Partners     0             0

NET INCOME (LOSS) PER PARTNERSHIP UNIT:
                    Limited Partners    11            (4)
                    General Partners     0             0
                                        11            (4)

The accompanying notes are an integral part of the consolidated financial statements.


LIF
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND
THE YEAR ENDED DECEMBER 31, 1999
(Unaudited)(Dollars in thousands)
                      ..LIMITED PARTNERS..
                           NUMBER OF              GENERAL     TOTAL
                          PARTNERSHIP             PARTNER     PARTNERS'
                            UNITS       AMOUNT    AMOUNT      DEFICIT
BALANCE, JANUARY 1, 1999    12,820      $1,281    $ (175)     $1,106
Net Income - 1999                        3,162       175       3,337

DISTRIBUTION                            (3,205)        0      (3,205)

BALANCE, DECEMBER 31, 1999  12,820      $1,238    $    0      $1,106
Net income                                 108         0         108
   Distribution                              0                     0
   Contribution                              0                     0

BALANCE, JUNE 30, 2000      12,820      $1,346    $    0      $1,346

The accompanying notes are an integral part of the consolidated financial statements.


LIF
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
(Unaudited) (Dollars in thousands)
                                              2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                             $  108          $ 3,382
Gain on sale of property                           0           (3,365)
Adjustments to reconcile net increase to net
   cash provided by operating activities:
Depreciation and amortization                     31               16

Change in operating assets and liabilities:
Increase (decrease) in other liabilities         (46)            (245)
Decrease/increase in accounts payable             (8)             (19)
Decrease/increase in accounts receivable           0               18
Decrease in deferred expenses                     11               44
Increase in prepaid expenses                       1               20
Estimated cost to complete                         0               (8)
Net cash used in operating activities             97             (157)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                               0                0
Sale of investment property-net                1,506            9,031
Decrease/increase in notes receivable              0               (7)
Net cash provided (used) in
   investing activities                        1,506            9,024

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Financing                            0                0
Payment on notes payable                      (1,127)          (5,212)
Net (distribution) contribution                    0                0
Net cash used by financing activities         (1,127)          (5,212)

Increase (decrease) in cash and
   cash equivalents                              476            3,655
Cash and cash equivalents at beginning
   of period                                     884              566
Cash and cash equivalents at end of period     1,360          $ 4,221

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

In the opinion of the general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

Investment In Real Estate Partnership - At December 31, 1998, the
Partnership was invested in Landsing Private Fund ("P-21"), a 99%
-owned real estate partnership. The property was sold in February 1999. Valley View Business Center was sold in May, 2000. The one remaining Property, 701 Cooper, was sold on July 21, 2000. The Partnership no Longer holds an interest in any real property.

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

Effective January 1, 1998, the Partnership adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial condition. However, the Partnership had no items of comprehensive income at June 30, 2000.

Effective January 1, 1998, the Partnership adopted SFAS No. 131,
"Disclosures About Segments of an Enterprise and Related Information." However, the Partnership does not have any reportable segments at June 30, 2000.

Fair Value of Financial Instruments - The fair value of certain financial assets carried at cost, including cash and cash equivalents and accounts receivable, are considered to approximate their respective fair value. The fair value of accrued liabilities is considered to approximate their respective book values due to their short-term nature. The valuation of notes receivables and notes payable with floating rates is estimated to be the same as carrying value. Fair value of notes payable with fixed rates is estimated based on quoted market prices for similar issues. At June 30, 2000 and December 31, 1999, fair value of notes payable approximate carrying value.

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

The Partnership owned one retail rental property as of June 30, 2000. For financial reporting purposes, the Partnership investments are presented on a consolidated basis.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Partnership's consolidated cash balance totaled $1,360,000. Cash not required for current operations is placed in federally insured financial instruments, certificates of deposit, and money market funds which can be liquidated as needed. It is the Partnership's intention to maintain adequate cash reserves for its operations.

During the second quarter of 2000, the Partnership experienced a net increase in cash and cash equivalents of $476,000. As of June 30, 2000, cash and cash equivalents totaled $1,360,000 versus $884,000 at December 31, 1999

On September 30, 1997, the Partnership's investment in ACP sold 40.20% of the Alpine Center Building to Gary K. Barr (GKB). GKB is the president of the General Partner of LIF. This sale resulted in cash to ACP of $370,000. On September 30, 1997, ACP also sold 45.90% of the Alpine Center Building to Open World Investors (OWI), of which Gary K. Barr is a General Partner. This sale generated cash to ACP of $420,000. ACP provided seller financing to GKB and OWI in the amounts of $864,300 and $986,850 respectively. These loans were repaid in July, 1999.

RESULTS OF OPERATIONS

Rental revenues were $35,000 for the three months ended June 30, 2000, a decrease of $4,000 compared to the second three months of 1999. The decline in rental revenues in 2000 versus 1999 was the result of the sale of the Valley View Business Center in May, 2000.

Operating expenses were $12,000 for the three months ended June 30, 2000, a decrease of $9,000 compared to the second 3 months of 1999, which was the result of the sale of the Valley View Business Center.

Net operating income of properties (rental revenue less operating expenses) was $23,000 in 2000, an increase of $5,000 from 1999.

Interest income decreased from $35,000 in 1999 to $8,000 in 2000.
The decrease was due to a distribution in June of 1999.

On February 26, 1999, the Partnership sold the Whistler Point
Apartments for a cash sales price of $9,600 to an unrelated third party. As part of this sale, debt of $5,207 was retired and a gain of approximately $3,363 was recognized.

On May 19, 2000, the Partnership sold the Valley View Business Park for a cash sales price of $1,875,000 to an unrelated third party. As part of this sale, debt of $1,102 was retired and a gain of approximately $203 was recognized.

Interest expense decreased by $6,000 for the second three months of 2000, compared to the second three months of 1999, due to the sale of Valley View Business Center and the repayment of the associated debt.

Interest income and interest expense on loans by and between LIF and its investments were eliminated in the consolidation of the Company's financial statements.

Entity level general and administrative expenses, exclusive of that at the property level, increased $1,000 in 2000 compared to 1999.

OCCUPANCY

701 Cooper (the Partnerhip's only remaining property) remained vacant during the second three months of 2000. 701 Cooper is not being actively marketed to lease to tenants to allow owner/user prospects to participate in the sale process. The property was sold on July 21, 2000.

DISTRIBUTIONS

In June 1999, the Partnership paid a cash distribution of $250 per unit to unit holders of record on June 1, 1999. The Partnership will pay a distribution of $90 per unit to record holders as of August 1, 2000.

TERMINATION

The Partnership is in the process of finalizing its business and Terminating. The Partnership will make a final distribution in the 4th quarter of 2000 and cease operations.

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

                                 L I F

Date: August 2, 2000             /s/ Gary K. Barr
                                 Gary K. Barr, President & Director
                                 Landsing Equities Corporation
                                 Managing Partner of the General Partner,
                                 Partners '85