Form 10-Q
period 2000-09-30
LIF
filed 2000-11-15
CIK 757642

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

         Quarterly Report Under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

                  For Quarter Ended September 30, 2000
                  Commission File Number: 2-94509

                               LIF
  (Exact name of registrant as specified in its governing instruments)

         California                                   94-2969720
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification Number)

               0326 Highway 133, Suite 210, Carbondale, Colorado 81623
                (Address of principal executive offices)

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


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIF
CONSOLIDATED BALANCE SHEETS, SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
(Unaudited) (Dollars in thousands)
                                             Sept 30,     December 31,
                                                2000           1999
ASSETS
INVESTMENTS IN REAL ESTATE:
Rental properties                            $      0         $  2,102
Accumulated depreciation                            0             (278)
Rental properties - net                             0            1,824

CASH AND CASH EQUIVALENTS (including
  Interest bearing deposits of $249
  in 2000 and $544 in 1999)                       249              884

OTHER ASSETS:
Accounts receivable-net                             0                0
Prepaid expenses and deposits                       0                2
Deferred organization costs and loan costs
  (net of accumulated amortization of $0
   in 2000 and $13 in 1999)                         0               13
Notes receivable                                    0                0
Total other assets                                  0               15

TOTAL                                        $    249          $ 2,723

LIABILITIES AND PARTNERS' EQUITY LIABILITIES:
Notes payable                                $      0          $ 1,427
Accounts payable                                    0                9
Liability for future improvement                    0                0
Deferred gain on sale of real estate                0                0
Other liabilities                                 249               49
Total liabilities                                 249            1,485

PARTNERS' EQUITY
    Limited Partners                                0            1,238
    General Partners

TOTAL                                        $    249          $ 2,723

Equity Units Authorized  - Limited Partners    12,820           12,820
                         - General Partners         0                0

Equity Units Outstanding - Limited Partners    12,820           12,820
                         - General Partners         0                0

The accompanying notes are an integral part of the consolidated financial statements.


LIF
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(Unaudited) (In thousands except per share amounts)
                                      Three Months Ended
                                        September 30
                                      2000          1999
REVENUE:
Rental                               $    0        $  42
Interest                                  9            8
Gain on sale                            170            1
Total revenue                           179           51

EXPENSE:
Interest                                  6           32
Operating                                 0           32
Depreciation and amortization             2           17
General and administrative              113           60
Total expense                           121          141

NET INCOME (LOSS
Net income (loss) - Limited Partners     58          (90)
Net income (loss) - General Partners      0            0

NET INCOME (LOSS) PER PARTNERSHIP UNIT:
                    Limited Partners     58           (7)
                    General Partners      0            0
                                         58           (7)

The accompanying notes are an integral part of the consolidated financial statements.


LIF
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND
THE YEAR ENDED DECEMBER 31, 1999
(Unaudited)(Dollars in thousands)
                      ..LIMITED PARTNERS..
                           NUMBER OF              GENERAL     TOTAL
                          PARTNERSHIP             PARTNER     PARTNERS'
                            UNITS       AMOUNT    AMOUNT      DEFICIT
BALANCE, JANUARY 1, 1999    12,820      $1,281    $ (175)     $1,106
Net income - 1999                        3,162       175       3,337
DISTRIBUTION                            (3,205)        0      (3,205)

BALANCE, DECEMBER 31, 1999  12,820      $1,238    $    0      $1,238
Net income                                 165         0         165

DISTRIBUTION                            (1,403)               (1,403)

BALANCE, SEPTEMBER 30, 2000 12,820      $    0    $    0      $    0

The accompanying notes are an integral part of the consolidated financial statements.


LIF
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(Unaudited) (Dollars in thousands)
                                                2000               1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $  165              $3,236
Gain on sale of property                           0              (3,363)
Adjustments to reconcile net increase to net
   cash provided by operating activities:
Depreciation and amortization                     57                  57

Change in operating assets and liabilities:
Increase (decrease) in other liabilities         200                (234)
Increase in accounts payable                      (9)                (13)
Increase in accounts receivable                    0                  19
Decrease in deferred expenses                     13                  48
Decrease/increase in prepaid expenses              2                  22
Net cash used in operating activities            428                (228)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investment property-net                1,767               9,021
Net cash provided (used) in
   investing activities                        1,767               9,021

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable                      (1,427)             (5,250)
Net (distribution) contribution               (1,403)             (3,205)
Net cash used by financing activities         (2,830)             (8,455)

Increase (decrease) in cash and
   cash equivalents                             (635)                338
Cash and cash equivalents at beginning
   of period                                     884                 566
Cash and cash equivalents at end of period    $  249               $ 904

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

In the opinion of the general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

Net Income (Loss) Per Partnership Unit - Net Income (Loss) per Partnership Unit is based on weighted average units outstanding of 12,820 in 2000 and 1999, after giving effect to net income
(loss) allocated to the General Partner. A distribution was paid to unit holders of record as of August 1, 2000 in the amount of $90 per unit. The final Partnership distribution of $19 will be paid on December 13, 2000 to unit holders of record as of December 1, 2000.

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

Impairment of Long-Lived Assets - The Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" during 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 2000 and 1999, the Partnership determined that no impairment loss need be recognized for applicable assets of continuing operations.

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

Effective January 1, 1998, the Partnership adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial condition. However, the Partnership had no items of comprehensive income at September 30, 2000.

Effective January 1, 1998, the Partnership adopted SFAS No. 131,
"Disclosures About Segments of an Enterprise and Related Information." However, the Partnership does not have any reportable segments at September 30, 2000.

Fair Value of Financial Instruments - The fair value of certain financial assets carried at cost, including cash and cash equivalents and accounts receivable, are considered to approximate their respective fair value. The fair value of accrued liabilities is considered to approximate their respective book values due to their short-term nature. The valuation of notes receivables and notes payable with floating rates is estimated to be the same as carrying value. Fair value of notes payable with fixed rates is estimated based on quoted market prices for similar issues. At September 30, 2000 and December 31, 1999, fair value of notes payable approximate carrying value.

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

The Partnership does not own any properties as of September 30, 2000. For financial reporting purposes, the Partnership investments are presented on a consolidated basis.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Partnership's consolidated cash balance totaled $249,000. This cash will be distributed to limited partners as the final distribution for the Partnership.

During the third quarter of 2000, the Partnership experienced a net decrease in cash and cash equivalents of $635,000, as the result of the final property sale and a distribution of $1,407 to limited partners. As of September 30, 2000, cash and cash equivalents totaled $249,000 versus $884,000 at December 31, 1999.

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

RESULTS OF OPERATIONS

The Partnership sold it final property on July 19, 2000 and no longer has any property operations. It will make its final distribution and cease operations as of Decmeber 13, 2000.

Rental revenues were $0 for the three months ended September 30, 2000, a decrease of $42,000 compared to the third three months of 1999. The decline in rental revenues in 2000 versus 1999 was the result of the sale of the Valley View Business Park and 701 Cooper building.

Operating expenses were $0 for the three months ended September
30, 2000, a decrease of $32,000 compared to the third three months of 1999, which was the result of the sale of the Valley View Business Park and 701 Cooper building.

Net operating loss of properties (rental revenue less operating expenses) was $0 in 2000, a decrease of $10,000 from 1999.
Management believes net operating income is the best indication of the properties' performance.

Interest income increased from $8,000 in 1999 to $9,000 in 2000.

On February 26, 1999, the Partnership sold the Whistler Point
Apartments for a cash sales price of $9,600 to an unrelated third party. As part of this sale, debt of $5,207 was retired and a gain of approximately $3,363 was recognized.

On May 19, 2000, the Partnership sold the Valley View Business Park for a cash sales price of $1,875 to an unrelated third party. As part of this sale, debt of $1,012 was retired and a gain of approximately $203 was recognized.

On July 19, 2000, the Partnership sold 701 Cooper for a cash sales price of $499 to an unrelated third party. As part of this sale, debt of $306 was retired and a gain of approximately $170 was recognized.

Interest expense decreased by $26,000 for the third three months of 2000, compared to the third three months of 1999, due to the sale of Valley View Business Park and 701 Cooper and the associated debt.

Entity level general and administrative expenses, exclusive of that at the property level, increased $51,000 in 2000 compared to 1999.

OCCUPANCY

The Partnership owns no property.

DISTRIBUTIONS

In August 2000, the Partnership paid a cash distribution of $90 per unit to unit holders of record on June 30, 2000. The
Partnership will make a final distribution on December 13, 2000 of $19 per unit to unit holders of record as of December 1, 2000.

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

                                 L I F

Date: November 15, 2000          /s/ Gary K. Barr
                                 Gary K. Barr, President & Director
                                 Landsing Equities Corporation
                                 Managing Partner of the General Partner,
                                 Partners '85