Form 10-K
period 2000-12-31
LIF
filed 2001-02-13
CIK 757642

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549
                           FORM 10-K
     [X]  Annual Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
            For the Fiscal Year Ended December 31, 2000
   [  ]  Transition Report Pursuant to Section 13 or 15(a) of the
                  Securities Exchange Act of 1934
                   Commission File Number 0-15756

                                  LIF
        (Exact name of registrants as specified in its charter)

             California                            94-2969720
    (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)          Identification Number)

                 0326 Highway 133, #210, Carbondale, Colorado 81623
                  (Address of principal executive offices)

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

                                     LIF

                                  FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 2000

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

Part IV
 Item 14.     Exhibits, Financial Statement Schedules and Reports
                on Form 8-K

Signatures

Index to Consolidated Financial Statements and Supplemental

Consolidated Financial Statement Schedules included in the Form 10-K.

PART I

ITEM 1. BUSINESS

LIF (the "Partnership") was a limited partnership which was organized under the California Revised Limited Partnership Act on June 29, 1984. The Partnership was organized to acquire real properties, including commercial, residential and agricultural properties, located primarily within the western portion of the United States, and to make short-term loans and capital contributions to other limited partnerships formed to acquire or develop and operate one or more income-producing real properties. The Partnership was formed with the following principal investment objectives: (i) to provide the maximum possible cash distributions from operations, a substantial portion of which may not be taxable to the holders of units of limited partnership interest in the Partnership (the "Holders"); (ii) to provide for capital growth through appreciation in values; and (iii) to protect the Partnership's capital. The General Partner of LIF is Partners '85 (the "General Partner") a partnership whose General Partner is Landsing Equities Corporation.

The Partnership has sold all its properties and completed the distribution of its remaining assets to its unit holders.

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

NONE

ITEM 3. LEGAL PROCEEDINGS

NONE

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of the limited partners (the "Limited Partners") through the solicitation of proxies or otherwise, during the fourth quarter of 2000.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED SHAREHOLDERS MATTERS

There is no established public trading market for the Units of Limited
Partnership interest of the Partnership and there are substantial restrictions on the transferability of such Units imposed by federal and state securities laws and by the Limited Partnership Agreement.
The approximate number of record holders of Units of the Partnership as of December 31, 2000 was 889.

The Limited Partners of the Partnership are entitled to certain distributions under the Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership. A cash distribution of $250 per unit, to unit holders of record on June 1, 1999, was paid in June 1999.
A distribution of $90 per unit to unit holders of record on August 1, 2000 was paid in August 2000. A distribution of $20 per unit to unit holders of record on December 1, 2000 was paid in December 2000.

ITEM 6. SELECTED FINANCIAL DATA
       (In thousands, except per unit amount)
                                     . . . . . . .DECEMBER 31 . . . . . . .
                                     2000    1999    1998    1997     1996
Total Revenues                      $  127  $  199  $1,661  $ 1,781  $1,517
Net Income (Loss)                      165   3,337    (159)    (127)   (136)
Net Income (Loss) Per Unit (1)          13     260     (12)     (10)    (11)
Total Assets                             0   2,723   9,950   10,293   9,864
Long-term Obligations - Net              0   1,427   8,470    7,679   7,960
Cash Distributions-Limited Partners  1,404   3,205     192        0     192
Paid Per Unit (1)                      110     250      15        0      15

(1) Based on a weighted average of 12,820 limited partnership units outstanding in 2000, 1999, 1998, 1997 and 1996.


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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership has sold all its properties, paid all liabilities and distributed the remaining cash to its Unit Holders.

DISTRIBUTIONS

The General Partner paid cash distributions of $90 per unit in August 2000, and $20 per unit in December of 2000.

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

ITEM 11. EXECUTIVE COMPENSATION

The Director and President of Landsing Equities Corporation do not receive compensation from the Partnership. However, the General Partner, Partners '85, has contracted with Pacific Coast Capital, an affiliate, for the provision of certain asset management and administrative services. During 2000, Pacific Coast Capital received management fees of $123,338, which were determined based on expenses incurred in order to operate the Partnership. See Item 13, Certain Relationships and Related
Transactions for further information.

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

The Partnership has retained Pacific Coast Capital to serve as advisor and to manage the day-to-day operations of the Partnership. Pacific Coast Capital is to perform these services based on reimbursement of costs incurred but in no case are these to exceed those which the Partnership would have to pay independent parties for comparable services. During 2000, the Partnership paid Pacific Coast Capital expense reimbursements of $123,338.

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

 (b) No reports were filed by the Partnership on Form 8-K during the fourth quarter ended December 31, 2000.

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

                            LIF

                            By: Partners '85

                            By: Landsing Equities Corporation,
                                General Partner

February 13, 2001             By: /s/ Gary K. Barr
                                 GARY K. BARR, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

February 13, 2001                /s/ Gary K. Barr
                                GARY K. BARR, President and Director
                                Landsing Equities Corporation
                                (Principal Executive Officer)

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

LIF

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES INCLUDED IN THE FORM 10-K

Report of Independent Accountants

Financial Statements:

Consolidated Balance Sheets, December 31, 2000 and 1999

Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998

Consolidated Statements of Changes in Partners' Equity for the Years
  Ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements

Supplemental Consolidated Financial Statement Schedule:

Schedule III - Real Estate and Accumulated Depreciation for the Year Ended December 31, 2000

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of LIF:

We have audited the accompanying consolidated financial statements and consolidated financial statement schedule of LIF and subsidiaries listed in the index on page F-1 of this Form 10-K as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LIF and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

DALBY, WENDLAND & CO., P.C.
Glenwood Springs, Colorado
January 18, 2001


LIF

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 2000 AND 1999
(In thousands except for Partnership Units)
                                                      2000          1999
ASSETS

INVESTMENT IN REAL ESTATE:
Rental property                                    $     0        $ 2,102
Accumulated depreciation                                 0           (278)
Rental property - net                                    0          1,824

CASH AND CASH EQUIVALENTS (including interest
 bearing deposits of $872 in 1999)                       0            884

OTHER ASSETS:
Accounts receivable, net                                 0              0
Deferred loan costs, net of accumulated
 amortization of$5 in 1999                               0             13
Prepaid expenses                                         0              2
Notes receivables                                        0              0
Total other assets                                       0             15

TOTAL                                              $     0        $ 2,723

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Notes payable                                      $     0        $ 1,427
Accounts payable                                         0              9
Liability for future improvements                        0              0
Other liabilities                                        0             49
Deferred gain on real estate                             0              0
Total liabilities                                        0          1,485

PARTNERS' EQUITY
  Limited Partners                                       0          1,238
  General Partners                                       0              0

TOTAL                                              $     0        $ 2,723

Equity Units Authorized  - Limited Partners         12,820         12,820
                         - General Partners              0              0

Equity Units Outstanding - Limited Partners         12,820         12,820
                         - General Partners              0              0

The accompanying notes are an integral part of the consolidated financial statements.



LIF
CONSOLIDATED STATEMENTS OF OPERATIONS FOR
THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998
(In thousands except Partnership units)
                                           2000       1999       1998
REVENUES:
Rental                                   $  100     $  190    $ 1,635
Interest                                     27          9         26
Total revenues                              127        199      1,661

EXPENSES:
Interest                                     62        135        558
Operating                                    57         99        712
Depreciation and amortization                33         72        382
General and administrative                  183        212        190
Total expenses                              335        518      1,842

Gain from sale of real estate               373      3,656         22
NET INCOME/LOSS                          $  165     $3,337     $ (159)

Net gain - Limited Partners              $  165     $3,162     $ (159)
Net income (loss) - General Partners     $    0     $  175     $    0
NET INCOME/LOSS PER PARTNERSHIP UNIT
    Limited Partners                     $   13     $  247     $  (12)
    General Partners                     $    0     $    0     $    0

The accompanying notes are an integral part of the consolidated financial statements.



LIF
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(In thousands, except Partnership units)
                            LIMITED PARTNERS
                                NUMBER OF            GENERAL   TOTAL
                               PARTNERSHIP           PARTNER   PARTNERS'
                                  UNITS    AMOUNT    AMOUNT    EQUITY
BALANCE, DECEMBER 31, 1998       12,820    $ 1,281   $(175)    $ 1,106

Net income 1999                            $ 3,162   $ 175     $ 3,337
Distribution 1999                           (3,205)  $   0      (3,205)

BALANCE DECEMBER 31, 1999        12,820    $ 1,238   $   0     $ 1,238

Net income 2000                                165       0         165
Distribution 2000                           (1,403)             (1,403)

BALANCE, DECEMBER 31, 2000       12,820    $     0   $   0     $     0

The accompanying notes are an integral part of the consolidated financial statements.


LIF
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(In thousands)
                                                 2000       1999       1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/loss                               $   165     $ 3,337    $ (159)
Gain on sale of property                         (373)     (3,656)       22
Adjustments to reconcile net income (loss) to
 net cash provided by (used by) operating activities:
Depreciation and amortization                      33          72       382

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable          0          84       (35)
Decrease (increase) in prepaid expenses
  and deposits                                      2          21        (4)
(Increase) in deferred costs                       13          59       (19)
(Decrease) increase in accounts payable            (9)        (15)       86
(Decrease) increase in other liabilities          (49)       (301)      (33)
Net cash provided by (used by)
       operating activities                      (218)       (399)      196

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                0         (12)     (102)
Proceeds from sale of investment property       2,164       9,184        17
Investment in short-term investments                0           0         0
Payments on notes receivable                        0           0       100
Net cash provided by investing activities       2,164       9,172        15

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing                             0           0       137
Distributions                                  (1,403)     (3,205)     (214)
Payments on notes payable                      (1,427)     (5,250)     (138)
Net cash used in financing activities          (2,830)     (8,455)     (215)

Increase (decrease) in cash and
 cash equivalents                                (884)        318        (4)
Cash and cash equivalents at beginning of year   (884)        566       570

Cash and cash equivalents at end of year            0      $  884     $ 566

The accompanying notes are an integral part of the consolidated financial statements.


LIF
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except Partnership unit amounts)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - LIF (the "Partnership") is a limited partnership organized under the laws of the state of California for the purpose of investing in income properties and making short-term loan and capital contributions to operating entities formed to acquire or develop and operate one or more income producing real properties. The General Partner is Partners '85 (the "General Partner"), a California limited partnership, whose General Partner is Landsing Equities Corporation. LIF was formed in June 1984 and terminated September 30, 2000.

Investment In Real Estate Partnership - At December 31, 1998, the Partnership was invested in Landsing Private Fund ("P-21"), a 99%-owned real estate partnership. During 1999, the Partnership was dissolved. In 1997, Cattle Creek Development Partners (CCDP) was liquidated into the Partnership. CCDP was originally formed in 1994.

Consolidation of Investment in Real Estate Partnerships - For financial reporting purposes, the Partnership consolidates the operations of it's investment in real estate partnerships with that of the Partnership. All significant intercompany transactions, including notes payable/receivable and short-term loans/receivables, and balances have been eliminated. Minority interest was insignificant at December 31, 1999.

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

Net Income (Loss) Per Partnership Unit - Net Income (Loss) per partnership unit is based on weighted average units outstanding of 12,820 in 2000, 1999 and 1998, after giving effect to net income (loss) allocated to the General Partner. Cash distributions of $250 per unit were paid to limited partnership unit holders in 1999. Cash distributions of $110 per unit were paid to limited partnership unit holders in 2000.

Concentrations of Credit Risk - The Partnership's financial instruments that are exposed to concentrations of credit risk consist primarily of its cash and cash equivalents, and note receivables. The Partnership's cash and cash equivalents are maintained in various accounts in FDIC insured institutions. This investment policy limits the Partnership's exposure to concentrations of credit risk. The note receivables outstanding are held by two related parties. Due to the related party nature of the receivables and the intention of the related parties to obtain permanent financing from a bank within the next six months credit risk is considered minimal.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Impairment of Long-Lived Assets - The Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" during 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 2000, 1999 and 1998, the Partnership determined that no impairment loss need be recognized for applicable assets of continuing operations.

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

Effective January 1, 1998, the Partnership adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial condition. However, the Partnership had no items of comprehensive income at December 31, 2000 or December 31, 1999.

Effective January 1, 1998, the Partnership adopted SFAS No. 131, "Disclosures About Segments Of An Enterprise And Related Information." However, the Partnership does not have any reportable segments at December 31, 2000 or December 31, 1999.

Fair Value of Financial Instruments - The fair value of certain financial assets carried at cost, including cash and cash equivalents and accounts receivable, are considered to approximate their respective fair value. The fair value of accrued liabilities is considered to approximate their respective book values due to their short-term nature. The valuation of notes receivables and notes payable with floating rates is estimated to be the same as carrying value. Fair value of notes payable with fixed rates is estimated based on quoted market prices for similar issues. At December 31, 1999, fair value of notes payable approximates carrying value.


2. RELATED PARTY TRANSACTIONS

The Partnership has entered into agreements with Pacific Coast Capital.
Advisory services for investment management, general, administrative and property management are provided by Pacific Coast Capital.  The General
Partner is an affiliate of Pacific Coast Capital.  The related party transactions delineated in the Partnership Agreement with affiliates of the
General Partner are as follows:
                                                2000      1999      1998
General and Administrative Support Fees        $ 123     $ 103     $ 112

Accounts Receivable                            $   0     $   0     $  17


3.  RENTAL PROPERTY

As of December 31, 1999 the partnership owned 2 rental properties, Valley
View and 701 Cooper.  The properties were sold in 2000.

4.  NOTES PAYABLE

As of December 31, 1999 the partnership had notes payable of $1,427. The debt was retired with the sale of the properties in 2000.

5.   RECONCILIATION TO INCOME TAX BASIS OF ACCOUNTING

The difference at December 31, 2000, 1999 and 1998, between the basis of accounting used in the accompanying consolidated financial statements and the income tax basis used to file the Partnership's federal income tax return are as follows:
                                                         Restated    Restated
                                            2000         1999        1998
Net income (loss)                           $   171     $ 3,337     $  (159)

Remove book (income) loss from partnership
  investments                                     0      (3,600)        (137)
Difference in book vs. tax loss from
  partnerships                                    0       6,580         (195)
Decrease from difference in basis and
  use of accelerated depreciation methods        10          19           12
Allowance for doubtful accounts                   0         (54)          54
Difference on liquidation of P21                  0      (1,378)           0
Audit-due to removal of investment
  in Partnership                                  0         (56)           0
Difference on Sale of Assets                    (82)          0            0
Write off of syndication costs               (1,906)          0            0
Other                                             0           6           (3)
Net income (loss) - tax basis               $(1,787)    $ 4,854      $  (346)

Partners' equity                            $     0     $ 1,238      $ 1,106
Remove equity in partnership investments          0           0            0
Restatement of cumulative elimination             0           0         (383)
Syndication costs                                 0       1,906        1,906
Liquidation of Cattle Creek Development Ptrs      0           0            0
Basis of Assets                                   0           1            1
Accumulated depreciation                          0          56           37
Allowance for doubtful accounts                   0         (54)          54
Investment in partnerships                        0           0       (1,220)
Other                                             0          85           82
Partners' equity - tax basis                $     0     $ 3,232      $ 1,583


SCHEDULE III

LIF
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2000
(In thousands)

None

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